Form 10KSB40
period 2000-12-31
RED BELL BREWING CO
filed 2001-03-22
CIK 1129615

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
             of 1934. For the Fiscal Year ended December 31, 2000.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the transition period from ______ to ______.


Commission file number: 0-32105

                            RED BELL BREWING COMPANY
             (Exact Name of Registrant as Specified in its Charter)

        PENNSYLVANIA                                     23-2729103
(State or other jurisdiction                (I.R.S. Employer Identification No.)
      of organization)

                           3100 WEST JEFFERSON STREET
                      PHILADELPHIA, PENNSYLVANIA 19121-3508
              (Address of principal executive offices and zip code)

                                 (215) 235-2460
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                              (Title of each Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO[ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K [X]

Issuer's revenues for its most recent fiscal year: $514,720.

As of March 15, 2001, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price ($4.50) at which the stock was sold by the Company in a private placement on February 23, 2001, was $11,495,695.

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

As of March 15, 2001, the number of shares outstanding of each class of common equity was 3,440,831 shares of Common Stock, no par value.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

         Red Bell Brewing Company, a Pennsylvania corporation ("Red Bell"), was founded on June 29, 1993 by James R. Bell, President and Chief Executive Officer, and James T. Cancro, Director of Brewing Operations. Red Bell's objective is to operate and continue to open in the future high profile, strategically located brew pub locations featuring its own beer as well as to increase awareness for case and keg beer sales to wholesale distributors and retail locations. Red Bell produces its speciality draft products in its technically advanced main brewery, in historic Brewerytown, in Philadelphia, Pennsylvania, as well as in its brew pub.

         Red Bell currently produces ten styles of beer year round, marketed under distinct brand names. Our flagship brands are Philadelphia Original Lager and Philadelphia Traditional Irish Amber. Our other principal products include Philadelphia Black & Tan, Red Bell Cherry Stout, Philadelphia Original Light, Lemon Hill Wheat, American Pale Ale, Red Bell Heffe-Weizen, Ahopalypse Now
(IPA), and Wee Heavy Scottish Ale. Red Bell markets its hand-crafted ales and lagers through a third party independent distribution network. We sell beer in cases and kegs on a wholesale basis.

         In addition to our main brewery, Red Bell, since 1996 has operated through its wholly-owned subsidiary, the Red Bell Brewery & Pub Company, a smaller scale micro brewery (known as a brew pub) in the First Union Center in Philadelphia, Pennsylvania. The brew pub is operated under an agreement with ARAMARK Leisure Services, Inc. (ARA). The First Union Center location features high quality, moderately priced food along with 8 styles of our distinctive micro brewed beer. The brew pub is open during all events (professional hockey, professional basketball, indoor lacrosse, wrestling, concerts, ice skating, conventions, etc.)at the First Union Center.

         In addition, we have licensed the Red Bell name to four brew pubs located at Veteran's Stadium in Philadelphia, Pennsylvania, which feature our beer. Three of these brew pubs have been operating since 1996 and the other since 1999. In January 2001, our contracts expired for these locations. We anticipate that our contracts will be renewed on a year-to-year basis commencing with the opening of the professional baseball season in April 2001. These locations were open during all events (professional football, professional baseball, soccer, concerts, etc.) held at Veteran's Stadium.

         On January 20, 1999, our subsidiary, Red Bell Brewery and Pub Company-State College, Inc. ("Red Bell-State College") was incorporated in Pennsylvania in order to develop and operate a restaurant and brewery in State College, Pennsylvania, in close proximity to the Pennsylvania State University ("PSU"). In 1999 as we entered into a five year lease agreement for approximately 9,000 square feet and the lease term commenced June 1999. Although we have purchased and obtained the Pennsylvania restaurant liquor license required to operate the proposed brew pub, we have not obtained the additional financing required to purchase the necessary brewing and restaurant equipment and to construct improvements. We anticipate that we must obtain financing in the amount of approximately $1,800,000 in order to open the facility. In October 2000, our landlord commenced a legal action against us in order to recover the past due rents of $117,703. In December 2000, we agreed that the landlord could enter a judgment against us in the amount requested. We also agreed that if we did not satisfy the judgment by February 6, 2001, the landlord could take possession of the premises. Although we did not satisfy the judgment by this date, we are currently attempting to have the judgment satisfied or to work out satisfactory payment arrangements with the landlord. We could lose the site and would not be able to open the brew pub. In such event, management presently intends to pursue alternative locations.

         We currently generate substantially all of our revenues through the sale of keg beer to our high profile brew pubs, and through sales of our keg beers and cases to wholesalers and retail locations, and through management fees and commissions earned at our First Union Center and Veteran's Stadium locations. None of our revenues are attributable to sales of food. During 2000, we sold a total of 128,278 gallons of beer, and earned the following revenues:


                  * $149,504 from keg beer sales and $14,100 from management fees in connection with the First Union Center brew pub;

                  * $55,057 from keg beer sales and $62,641 from commissions in connection with our Veteran's Stadium brew pub locations;

                  * $1,164 from keg beer sales and $20,439 from commissions in connection with our former brew pub located at the

Philadelphia International Airport; and

                  * $265,223 from sales of keg beer and cases to wholesalers and retail locations.

         From inception through December 31, 2000, Red Bell has incurred cumulative losses of $7,850,970. During the years ended December 31, 1999 and 2000, Red Bell has incurred losses of $1,671,045 and $1,529,795, respectively. Further, as of December 31, 2000, we had a stockholder's deficit of $2,974,256 and a working capital deficit of $6,125,729. We have not been able to pay our debts as they become due. As a result, Red Bell's independent auditors have included an explanatory paragraph in their report on our December 31, 2000 consolidated financial statements raising doubt about our ability to continue as a going concern.

INDUSTRY BACKGROUND

         Our brewery operations are part of the relatively small craft brewing segment of the United States brewing industry. The industry includes regional specialty brewers and brew pubs such as Red Bell, contract brewers, and micro breweries. Craft beers are distinguishable from other domestically produced beers by their fuller flavor and adherence to traditional European brewing styles.

         According to Modern Brewery Age (March 27, 2000 Edition), beer sales moved up a notch in 1999, the first intimation that the beer industry is on the cusp of a long awaited demographic upsurge. Domestic barrelage rose 1.24% to an estimated 179,800,000, and imports rose 9.03% to 17,790,000. Exports dropped 9.73%, to 5,100,000, as United States brewers shifted more volume to licensed production abroad. According to Modern Brewery Age (September 13, 1999 Edition) the overall beer market is expected to increase 28% by 2010, but the high-priced segment is expected to more than double which could take it to 18.9% of the overall market from just over 11% today. With the combination of overall market growth the volume of high-priced beers is expected to go from 21.6 million barrels in 1998 to almost 47 million barrels by 2010.

         The greatest number of breweries in the craft segment is, and will be, brew pubs. As of December 31, 1999, there were more than 900 of them producing about 700,000 barrels of beer annually. While the craft segment volume growth has slowed significantly, the number of craft breweries in the United States has grown dramatically, from 627 at the end of 1994 to approximately 1,400 as of December 31, 1999.

         At the turn of this century, the United States brewing industry was comprised of nearly 2,000 breweries, most of which were small operations that produced distinctive beers for local markets. Fewer than 1,000 of these breweries reopened following Prohibition. During the ensuing decades, competition in the beer industry has narrowed product offerings. Reasons for the reduction in the types of beer offered include:

                  * efforts to market to the broadest possible segment of the population;

                  * economies of scale;

                  * mass production techniques;

                  * lowered costs and lightened flavor profiles which use less barley and more corn, rice and other adjuncts;

                  * pasteurization processes which prolong shelf-life; and

                  * national marketing of a few major brand names through mass-media advertising.

         As a result of these competitive factors, extensive industry consolidation has occurred. Currently, according to industry sources, the five largest domestic brewers account for approximately 90% of domestic beer shipments.

         By the early 1980s, annual domestic consumption of beer produced by United States brewers had plateaued at approximately 180 million barrels. Over the past decade, per capita annual domestic beer consumption has declined slightly, due to increasing health and safety consciousness and the changing tastes, affluence and consumption attitudes of the maturing generation of beer drinkers born after World War II. A growing number of consumers began to migrate away from less flavorful mass-marketed beers toward greater taste and broader variety in their malt beverages, mirroring similar trends in other beverage and cuisine categories.

         Initially, foreign brewers were the principal beneficiaries of these evolving consumption patterns. Even though the principal European, Canadian and Mexican imported beers are also mass-produced, many represent a fuller-flavored alternative to the national brands produced in the United States.

         By the latter half of the 1980s, a substantial new domestic industry segment had developed in response to the increasing consumer demand for fuller-flavored beers. Across the country, a proliferation of regional specialty brewers (annually selling more than 15,000 barrels of craft beer brewed at their own facilities), contract brewers (selling craft beer brewed by a third party to the contract brewer's specifications), micro breweries (selling less than 15,000 barrels per year), and brew pubs (combination restaurant-breweries) emerged to form the craft beer industry. Certain national brewers of mass-produced beers have also sought to appeal to this growing demand for craft beers by introducing their own fuller-flavored products. Also, in recent years imported products from foreign brewers have enjoyed a resurgence in demand and that has contributed to the reduced volume growth in the craft beer segment.

BUSINESS STRATEGY

         Red Bell's business objective is to become recognized as the premier brew pub operator along the eastern seaboard. It is our objective to produce the finest quality craft beers and to serve them with well prepared, moderately priced food which complement our beer product offerings at strategic, event driven, high volume, and high profile locations such as arenas, airports, stadiums, ballparks, and select train stations. We intend to meet this objective by creating a network of brew pubs. These smaller brewery locations are designed to aggressively improve the overall marketing awareness of Red Bell and our fine line of beers.

         Although we currently do not have any agreements to acquire any additional brew pub locations, we are evaluating several potential brew pub locations. We anticipate that the average build out cost for a new brew pub, including the necessary brewing and restaurant equipment, would be approximately $160 per square foot. Based on an 8,000 square foot new brew pub, Red Bell would incur build out expenditures of $1,300,000. Although we do not presently have any available source of financing, we intend to fund our anticipated opening of new brew pubs through the formation of joint ventures with third party financing sources as well as from funds generated by us through sales of our securities. In addition to new locations, we intend where appropriate to expand through the acquisition of existing brew pubs. We anticipate funding these acquisitions through the various alternatives mentioned above as well as by seller financing or issuance of our securities in payment of the purchase price.

         Our business strategy includes the following key objectives:

                  * Develop strategic distribution locations. We plan to expand into high profile locations such as arenas, airports, stadiums, ballparks, and select train stations. These locations would serve high volumes of people and would generate customer affinity for Red Bell's beers. Our objective is to open two properties in key strategic locations every 11-14 months to increase revenue, name recognition and to realize efficiencies in marketing, management, purchasing and distribution.

                  * Production of High-Quality Craft Beers. Red Bell produces of a variety of distinctive, flavorful craft beers. We brew our craft beers according to traditional European brewing styles and methods, using only high-quality ingredients and technologically advanced brewing equipment. It is our objective to never pasteurize or homogenize our beer or use adjuncts in substitute for all grain.

                  * Control of Production in Company-Owned Breweries. Red Bell built, owns and operates its own brewing facilities to optimize the quality and consistency of its products and to achieve the greatest control over its production costs. Red Bell believes its proprietary designs of its brewery equipment and brew pub aesthetics make it truly unique in the market place. Management believes that its ability to engage in constant product innovation and its control over product quality are critical competitive advantages.

                  * Brewery in each brew pub. To the extent there is adequate space at a particular location and subject to the applicable laws of a location, we intend to install a brewery in each of our brew pubs. By locating small scale breweries in each brew pub and restaurant, in direct proximity to our key customer markets, Red Bell believes it would be able to enjoy distinct competitive marketing and production advantages, including eliminated or shortened delivery times which maximize product freshness, reduced shipping costs, established consumer identification with our brands, and direct marketing to our customers.

                  * Hire dedicated, highly-motivated employees. At Red Bell, we know that a company is only as good as the employees who comprise it. We place a great deal of emphasis on hiring the right people, and creating an environment which allows them to thrive. We believe that the quality and training of our employees are significant factors to our future success.

PRODUCTS

         Red Bell produces a variety of distinctive craft beers ranging in color from light to dark. All of our beer is brewed in accordance with the German purity law, Reinheitsgebot, which stipulates that all beer is made from four traditional ingredients: water, hops, yeast and malted barley. Within this tradition, each Red Bell beer exhibits unique properties of color, richness, bitterness, and aroma, creating a special signature for each beer. In order to maintain full flavor, our beer is not pasteurized or homogenized. We never use adjuncts in substitute for all grain.

         We currently produce 10 principal brands, each with its own distinctive combination of flavor, color and clarity:

                  * Philadelphia Original Light. A classic American light lager. Light bodied, clean tasting pale straw in color with a light crisp finish.

                  * Lemon Hill Wheat. American style wheat brewed with 50 percent wheat malt for a light crisp tangy finish. Low bitterness with a refreshing citrus flavor.

                  * Philadelphia Original Lager. A golden colored German style lager. A medium-bodied malt emphasized beer with relatively low bitterness.

                  * Philadelphia Irish Amber. Copper colored English Ale with strong hop aroma and flavor. This ale is full-bodied with a residual malt sweetness.

                  * Red Bell Heffe-Weizen. Golden German style wheat beer brewed with 60% malted wheat and authentic Bavarian yeast. Served unfiltered which contributes to a spicy and fruity taste with aromas of bananas and cloves.

                  * American Pale Ale. Medium-bodied pale ale with generous additions of American hops (cascade) to produce a somewhat fruity and floral finish.

                  * Black Cherry Stout. Dark, dry full-bodied stout brewed with six different types of malts and black cherries with overtones of bitter sweet chocolate and licorice.

                  * Philadelphia Black & Tan. A careful blend of our stout and Philadelphia Original lager which results in a slightly roasty crisp drinkable beer not too light, not too heavy.

                  * Wee Heavy Scottish Style Ale. Deep brown colored ale with intense malt flavors and a bread like aroma boasting over 100 pounds of English, Scottish and French malts in each barrel. Full bodied with dominant sweet maltiness with big, rich, robust flavor.

                  * Ahopalypse Now (IPA). A substantial malt character from the use of five specialty grains resulting in a deep amber color with an intense hop aroma, complex flavor and a hoppy finish.

         In addition, we are constantly developing new products in order to be responsive to changing customer tastes. We believe that our continued success will be affected by our ability to be innovative and attentive to consumer desires while maintaining consistently high product quality.

BREWING OPERATIONS

THE BREWING PROCESS

         Beer is produced from four main ingredients: malt, hops, yeast and water. Malt, the main ingredient of beer, is produced when barley is moistened, allowed to germinate and then dried. The malted barley is then crushed and mixed with hot water and strained, producing a clear amber liquid called "wort". Wort is boiled in the brew kettle and hops are added which add bitterness and variety to the brew. The mixture is then strained and placed in a fermentation vessel where yeast is added and the beer is allowed to ferment. During fermentation, yeast metabolizes the sugars in the wort and produces alcohol and carbon dioxide.

         Upon completion of fermentation, the beer is then transferred to aging tanks where the flavor is developed and matured. The brewing process, from the conversion of raw materials to the serving of beer, is typically completed in 14 to 28 days, depending on the type of beer being brewed. The production schedule for all of our ale products requires a fourteen (14) day cycle. Our lager products requires a twenty-eight (28) day cycle, from brewing through filtration and packaging.

         The production cycle includes the following steps:

                  * Day 1. Mashing. Weighed amounts of milled, malted barley, a cereal grain that provides the body and color to the beer, are mixed and steeped with hot water in a Mash Tun. This serves to extract fermentable and non-fermentable sugars, thus creating a mash. At the end of the mashing process, the sweet, fermentable liquid from the mash, called wort, is run off through screened plates and then transferred into the brew kettle. While the wort is running off, the grain is sprayed with hot water again, a process called "sparing". (This is a process similar to making coffee.)

         Once the wort run off is completed, the spent grains are given to local farmers for cattle feed or to local mushroom growers.

                  * Day 1. Brewing. When the sweet liquid wort transfer is completed, we start the boil, then add fresh hops that provide bitterness and aroma, thus creating the balance and flavor of our beer.


                  * Day 1. Clarification. After approximately an hour and one half of boiling, the wort and the spent hops are transferred into a whirlpool. A centrifugal force is created inside the vessel during whirlpooling. This force separates the malt proteins and the spent hops from the wort.

                  * Day 1. Cooling. The wort is pumped from the whirlpool through a heat exchanger which rapidly cools the wort. The cool wort is transferred into a fermenter.

                  * Day 1. Inoculation. Pure culture lager yeast or ale yeast is added to the wort in the fermenter and the tank is closed up.

                  * Days 2-7. Fermentation. Within three to five days, the yeast has metabolized and utilized the sugars from the wort, creating alcohol and carbon dioxide. Our ales are made with a top fermenting ale strain that actually floats to the top of the fermenter. Our lagers are made with a bottom fermenting lager strain that settles during fermentation.

         When the yeast completely settles it is collected from the tank and used in the next lager or ale brew cycle.

                  * Days 5-27. Cooling and Conditioning. At the end of the fermentation cycle, our beer is cooled from its fermentation temperature (between 65-70-F for ales and 58-55-F for lagers) to 32- Fahrenheit. Beer flavors mature during this stage. Our beer is then stored for seven to fourteen days. Isinglass finings are added to aid in the clarification process.

                  * Day 14. Filtration for Ales. While under pressure, the beer is transferred through cellulose sheets in a Filter Press in order to remove protein haze and yeast while stabilizing and clarifying the beer. The beer is transferred from the Filter Press into a Serving Tank which is counter pressured, for service directly to draft taps at each bar.

                  * Day 28. Filtration for Lagers. Our lager beer remains in the Cellar Tank for an additional fourteen days of fermentation. It is then processed in the same manner as our ale.

         Each of our Red Bell beers has a brilliant look due to the polish filtration process which is selective; removing yeast without stripping the body, flavor or character. All of our beer is processed without preservatives. It is fresh and unpasteurized.

RED BELL BREW PROCESS AND EQUIPMENT

         Our creed is "We will use only the finest, all natural ingredients available to brew our products. Our brewing methods will be standardized, with a rigorous production and quality control program to insure that the product is consistently of superior quality." Our brewing program is supervised by our Director of Brewing Operations, James Cancro.

         Brewing Equipment. Red Bell's technologically advanced main brewery consists of a four step, four vessel, forty barrel brewing system manufactured by Century Manufactures. We have over 1,100 barrels of monthly storage capability (also known as fermentation tanks). An equal portion of both ales and lagers enables us to produce a maximum of 18,000 barrels each year. In addition to our main brewery, our First Union Center brew pub has the capacity to produce approximately 1,900 barrels per year. Our current total production capacity (not including our contract brewer) is 19,900 barrels and during 2000 we produced 2,862 barrels at these locations and 8,276 barrels at all of our brewing locations (including 5,415 barrels produced at our contract brewer). We use our contract brewer to brew substantially all of our most popular beer, Philadelphia Original Lager, because of our contract brewer's ability to brew large batches of beer. This results in substantially lower production costs to us than if we brewed this beer in smaller batches at our main brewery. At all of our breweries, we strive to ensure that every batch of beer is of the highest quality and exact consistency. Our agreement with our contract brewer grants us the right to monitor and review their practices and procedures and to have a representative present at the brewery during production of our beer. We also have the right to preapprove brew batches before bottling.

         Bottling and Kegging. Red Bell packages its craft beers in bottles and kegs which are clearly marked with freshness dates. This is to ensure that our products are consumed at the height of their flavor. Bottled products utilize the latest technology in bottle crowns by using the Zapata Company's "pure seal" cap. This cap prevents oxygen from causing deterioration of the beer's fresh taste. Our beer is naturally carbonated and pasteurized to insure that customers enjoy the full, fresh flavor. The shelf life of our bottled beer is 120 days and the shelf life of our keg beer is 90 days.

         Contract Brewing. In addition to our main brewery, we also utilize a third party brewery to manufacture and bottle our beer. We believe that contract brewing gives us economic advantages through lower capital and overhead costs per barrel. In addition, the contract brewer bottles substantially all of our beer for us. The contract brewer manufactured approximately sixty-five percent of our entire beer production during 2000 (5415 barrels).

         We have entered into a Production Agreement with our contract brewer pursuant to which the contract brewer has agreed to produce up to 10,000 barrels of our product per year. The agreement is for a one year term and automatically renews for successive one year terms unless canceled at any time upon six months notice by either party. While there are no minimum purchase requirements under the contract, if we do not order at least 5,000 barrels during any calendar year, our contract brewer has the right to terminate our agreement upon 3 months' notice to us. James R. Bell, our

President, has personally guaranteed our financial obligations under the agreement. We believe that our operations would not be adversely affected by the termination of this agreement because we would be able to obtain another contract manufacturer, if necessary, to produce our beer on a timely basis and under acceptable terms.

         Quality Control. Our main brewery and our brew pub at the First Union Center has an on-site laboratory where our staff supervises on-site yeast propagation, monitor product quality, test products, measure color and bitterness, and test for oxidation and unwanted bacteria. We also regularly utilize independent laboratories for additional product analysis.

         Ingredients and Raw Materials. Red Bell currently obtains all of its malted barley (grain) from two primary suppliers and its premium-quality select hops, grown in the California region, from two competitive sources. We periodically purchase small lots of European hops, which we use to achieve a special hop character in certain of our beers. Red Bell believes that alternate sources of malted barley and hops are available at competitive prices. In order to ensure the supply of the hop varieties used in its products, we enter into supply contracts for our hop requirements. These contracts do not have any fixed or minimum purchase requirements. Since inception, we have cultivated our own yeast supply. We have multiple competitive sources for packing materials, such as bottles, labels, six-pack carriers, crowns and shipping cases.

DISTRIBUTION

         Red Bell offers the sale of beer primarily in four states and the District of Columbia. Our products are distributed through a network of import distributors, as well as by our own personnel in our local markets. Import distributors are larger distributors that typically supply local distributors as well as bars, restaurants and tavern accounts. Favorable consumer demand for micro brewed products and higher profit margins are the two primary factors that contribute to strong interest from import distributors in handling our regional micro brewed products. Our success is dependent upon our ability to maintain and develop our third party distributor, bar and restaurant accounts. In addition to distribution, we intend to solicit our own customer base through on-site visits, cold calling, and mailings in addition to our on premise advertising at our strategic brew pub locations.

MARKETING

         Red Bell's current marketing activity is concentrated in Pennsylvania and New Jersey. Our efforts will be focused on bars, restaurants and retailers of premium beer products in order to obtain shelf and tap space. This will be accomplished by an aggressive one-on-one campaign to familiarize our customers thoroughly with our products and our devotion to service. The micro brewers' market is not for the masses rather it is those consumers searching for something different, something superior, with more flavor and more character.

         Red Bell has designed slogans, logos and trade names for use in radio, television and print advertising. To create additional Red Bell name recognition and customer identification, we will continue to sell t-shirts, sweatshirts and other merchandise featuring the Red Bell name and logo. Distributors and package store locations are provided with point of purchase cards, banners, static stickers and shelf channels. All material will continue to help generate interest from the consumer.

BREW PUB OPERATIONS

FIRST UNION CENTER MICRO BREWERY, PHILADELPHIA, PENNSYLVANIA

         In 1996, Red Bell Brewery & Pub Company entered into an agreement with ARAMARK Leisure Services, Inc. (ARA) to build and operate a micro brewery in the First Union Center, home of the Philadelphia Flyers National Hockey League team and the Philadelphia Seventy-Sixers National Basketball Association team. Our micro brewery, the first of its kind in a major indoor arena, opened in August 1996.

         The agreement is for an initial term of ten years and has two five year renewal terms. ARA has the option to cancel the contract at any time after five years upon payment of a termination fee. Under our agreement with ARA, we generate revenues as follows:

                  * From sales of our keg beer to the brew pub for sale to its customers. Our agreement provides that we shall be the exclusive manufacturer of beer for the First Union Center location.

                  * From per diem fees paid to us as a management supervisory fee for each event during which the brew pub is open.

         We contributed $600,000 towards the development and fit out of the brew pub. These funds were provided to us by a bank and the outstanding balance bears interest at one percent in excess of the bank's prime rate, is payable on demand, and at December 31, 2000 had a balance of $555,000 (exclusive of the credit of $65,786 of restricted cash reflected on our financial statements). Under our agreement with ARA, we are to receive the amount of $75,000 per year during the term of the contract. This payment has been assigned by us to the bank to repay the loan and the current unapplied portion thereof is reflected as restricted cash on our financial statements. Upon the termination of the contract all improvements belong to ARA.

         All non-supervisory personnel at the First Union Center are employees of Red Bell Brewery & Pub Company and ARA has agreed to pay all personnel and payroll costs. We are responsible for maintaining all liquor licenses and manufacturing all beer for the brew pub. ARA has agreed to make all necessary repairs to the brew pub and to maintain the books and records. Upon the termination of the contract all improvements belong to ARA. ARA will retain any operating profits remaining after payment of all operating expenses of the brew pub. Subject to our supervision, ARA operates the food and beverage business of the brew pub. ARA has agreed to promote the Red Bell name in a professional and first class manner.

         Red Bell's First Union Center brew pub provides an on-premise brewery experience that entertains and satisfies our guests. It also assists local bars, restaurants and beer distributors in their efforts to sell our product line. Red Bell's First Union Center brew pub creates consumer affinity for our beers and capitalizes on the growing consumer interest in higher quality, more flavorful, fresh brewed beer. Our Red Bell pub offers a selection of eight to ten distinctive, hand crafted beers ranging in color from light to dark.

VETERAN'S STADIUM, PHILADELPHIA, PENNSYLVANIA

         Beginning in 1996, we have licensed the Red Bell name to Ogden Entertainment Services, Inc. Ogden operates three Red Bell brew pub locations at Veteran's Stadium in Philadelphia, Pennsylvania, and we sell keg beer to Ogden for sale. In addition to the revenues we earn from the sale of our products to Ogden, we receive a commission equal to 40% of all gross sales less expenses. Our agreement with Ogden expired in January 2001.

         In early 1999, Ogden indicated to us that another location was available in Veteran's Stadium but that we would have to pay $40,000 in improvements to fit out the brew pub. RBC Capital, of which our Director of Operations, Robert Huttick, is general partner, agreed to fund these costs. In March 1999, we licensed our name to RBC and RBC entered into a license agreement with Ogden. Pursuant to the license agreement with Ogden, Ogden agreed to operate a Red Bell brew pub and to purchase our beer directly from us at the same price as our three other Veteran's Stadium locations. In addition, Ogden agreed to pay to RBC 40% of the gross sales less expenses from this brew pub location. RBC's contract with Ogden expired in January 2001 and our license agreement with RBC expired at the same time.

         Although our contract for the three brew pubs expired in January 2001, we currently believe that our contract will be renewed on a year to year basis with Ogden commencing in April 2001. RBC also believes that its contract would be similarly renewed and in such event, we would license our name to RBC in accordance with past practice. There are no events at Veteran's Stadium during the period of time commencing upon the expiration of our and RBC's contract (the final home game of the Philadelphia Eagles in January 2001) and April 2001 (the commencement of the Philadelphia Phillies home season). Ogden has recently requested that we and RBC meet with them to negotiate the new contracts which would commence in April 2001. If these contracts are not renewed, we would lose substantial revenues and this would have a material adverse affect on our ability to conduct business. During 2000, our beer keg sales to these four locations was $39,950 and our commissions earned at the three brew pub locations was $62,641.

         Veteran's Stadium is the home of the Philadelphia Phillies Major League Baseball team and the Philadelphia Eagles National League Football team. The three initial brew pubs opened for business in July of 1996, just prior to the Major League Baseball all-star game and the fourth brew pub opened in April 1999.

COMPETITION

         Brewing industry. The brewing industry in the United States is both highly competitive and highly concentrated. Based upon industry figures of beer sales in 1994, six industrial brewing companies generate approximately 90% of sales. Sales of imported beer account for approximately 5.6% of sales, and the remaining 4+% is divided among several hundred companies, including Red Bell. Our beer is distributed and sold in competition with national, regional, foreign and local brewers. All mass industrial breweries (Budweiser, Miller, Coors, Samuel Adams) and many regional and local breweries have significantly greater financial, production, distribution and marketing resources than Red Bell. The principal methods of competition across all levels are adverting, packaging and price. Within the craft beer segment of the industry, quality, taste and freshness of product are the key competitive factors.

         Although we are a small regional brewer of beer, we view our competition as the larger national domestic beers such as Budweiser, Coors, Samuel Adams, and Miller. At our First Union Center brew pub and at our Veteran's Stadium brew pub locations we are primarily competing with these much larger brewers for the customer's business. We believe that our future growth will be driven by obtaining market share from customers of these larger domestic brewers. At the wholesale and retail level, our pricing is comparable with other high quality, premium brands such as Budweiser and Miller and more attractive than those such as Samuel Adams.

         Restaurant industry. The restaurant industry is intensely competitive. Our brew pub located in the First Union Center competes directly with the Victor's Club restaurant (located in First Union Center) and food vendors primarily on the basis of quality, price, service and atmosphere. Our business is largely dependent upon the success of ticket sales in the First Union Center. In addition, we are affected by changes in consumer tastes, national, regional or local economic conditions, weather conditions, demographic trends, and the type, number and location of competing restaurants and food vendors. Our ability to compete effectively will continue to depend upon our ability to offer high quality, value priced menu items and superior service in distinctive dining environments.

REGULATION

         Red Bell's business is highly regulated at federal, state and local levels. Various permits, licenses and approvals are necessary to manufacture and distribute beer and to operate brew pubs. We are required to comply with licensing requirements imposed by the U.S. Treasury Department, Bureau of Alcohol, Tobacco and Firearms (the "BATF"); the United States Department of Agriculture; the United States Food and Drug Administration; the Pennsylvania

Liquor Control Board; state alcohol regulatory agencies in the states in which we sell our products; and state and local health, sanitation, safety, fire and environmental agencies.

         Various federal and state labor laws govern Red Bell's relationship with its employees, including minimum wage requirements, overtime, working conditions and immigration requirements. Significant additional government-imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities could have an adverse effect on Red Bell's results of operations. Delays or failures in obtaining the required construction and operating licenses, permits or approvals could delay or prevent the opening of new restaurants.

         Management believes that Red Bell currently has all licenses, permits and approvals necessary for its current operations. However, existing permits or licenses could be revoked if we were to fail to comply with the terms of such permits or licenses, and additional permits or licenses could in the future be required for the our existing or expanded operations. If licenses, permits or approvals necessary for our brewery or pub operations were unavailable or unduly delayed, or if any such permits or licenses were revoked, our ability to conduct our business could be substantially and adversely affected.

ALCOHOLIC BEVERAGE REGULATION AND TAXATION

         Our brewery and our brew pub are subject to licensing and regulation by a number of governmental authorities. We operate our breweries under federal licensing requirements imposed by the BATF. The BATF requires the filing of a "Brewer's Notice" upon the establishment of a commercial brewery. In addition, we are required to file an amended Brewer's Notice every time there is a material change in the brewing process or brewing equipment, change in the brewery's location, change in the brewery's management or a material change in the brewery's ownership. Our operations are subject to audit and inspection by the BATF at any time.

         In addition to the regulations imposed by the BATF, our breweries are subject to various regulations concerning retail sales, pub operations, deliveries and selling practices in states in which we sell our products. Our failure to comply with applicable federal or state regulations could result in limitations on our ability to conduct our business. The BATF's permits can be revoked for failure to pay taxes, to keep proper accounts, to pay fees, to bond premises, and to abide by federal alcoholic beverage production and distribution regulations, or if holders of 10% or more of the Company's equity securities are found to be of questionable character. Permits from state regulatory agencies can be revoked for many of the same reasons.

         The U.S. federal government currently imposes an excise tax of $18 per barrel on beer produced for consumption in the United States. However, brewers like Red Bell with an annual production of less than 2 million barrels per year instead only pay a federal excise tax in the amount of $7 per barrel on the first 60,000 barrels of production each year. While we are not aware of any plans by the federal government to reduce or eliminate this benefit to small brewers, any such reduction in a material amount could have an adverse effect on Red Bell. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. It is possible that excise taxes will be increased in the future by both the federal government and states. In addition, increased excise taxes on alcoholic beverages have in the past been considered in connection with various governmental budget-balancing or funding proposals. Any such increases in excise taxes, if enacted, could adversely affect Red Bell.

ENVIRONMENTAL REGULATION OF BREWERY OPERATIONS

         Red Bell's brewery operations are subject to environmental regulations and local permitting requirements and agreements regarding, among other things, air emissions, water discharges and the handling and disposal of waste. While we have no reason to believe the operations of our facilities violate any such regulation or requirement, if such a violation were to occur, our business may be adversely affected. In addition, if environmental regulations were to become more stringent in the future, our operations could be adversely affected.

DRAM SHOP LAWS

         The serving of alcoholic beverages to a person known to be intoxicated may, under certain circumstances, result in the server being held liable to third parties for injuries caused by the intoxicated customer. We have established an employee training program to teach our employees how to identify and reduce this risk. Large uninsured damage awards against Red Bell could adversely affect our financial condition.

EMPLOYEES

         As of December 31, 2000, Red Bell had 7 employees, 3 of whom were full time and 4 part time. Of these employees, 2 work in management, 2 work in accounting, and 3 work in our main brewery. Pursuant to our contract with ARA, the non-supervisory personnel working at our First Union Center brew pub are treated as employees of our Red Bell Brewery & Pub Co. subsidiary and ARA pays all personnel and payroll costs. As of December 31, 2000, there were 39 non-supervisory personnel employed at the First Union Center brew pub.

ITEM 2. DESCRIPTION OF PROPERTY.

         Red Bell's executive offices and main brewery are located at 3100 Jefferson Street, Philadelphia, Pennsylvania 19121. The entire building consists of approximately 280,000 square feet, of which 1,250 square feet is used for executive offices, 45,000 square feet for our brewery, 35,000 square feet is rented to third parties, and 198,750 square feet is unoccupied or used for storage. The property is an industrial building, was renovated when it was acquired by Red Bell in 1996, and management believes it is in good condition. The Company is purchasing the building pursuant to an installment sales agreement with the Pennsylvania Industrial Development Authority.

         The brewery premises are subject to six mortgages:

                  * A first mortgage in favor of PIDA. The mortgage secures the installment sales agreement. As of December 31, 2000 the principal amount due was $379,201 which bears interest at 3.75% per annum. The loan has been guaranteed by James R. Bell. The loan is payable in equal monthly installments of $2853 with the final payment due on February 1, 2013.

                  * A second mortgage in favor of the United States Small Business Administration. The mortgage secures a note with a principal balance on December 31, 2000 of $398,000 and bears interest at 6.85% per annum. The loan is payable in equal monthly installments of $3,070 with the final payment due in January 2019. The loan has been personally guaranteed by James R. Bell.

                  * A third mortgage in favor of the United States

Small Business Administration. The mortgage secures a note with a principal balance as of December 31, 2000 of $522,000 and bears interest at 5.4% per annum. The loan is payable in equal monthly installments of $6,005 with the final payment due in January 2009. The loan has been personally guaranteed by James R. Bell.

                  * A fourth mortgage in favor of Machinery and Equipment Loan Fund of the Pennsylvania Department of Community and Economic Development. The mortgage secures a note with a principal balance as of December 31, 2000 of $456,770 and bears interest at 3.0% per annum. The loan is payable in equal monthly installments of $6,607 with the final payment due in February 2005. The loan has been personally guaranteed by James R. Bell and Mr. Bell has granted to the lender a second mortgage on his residence.

                  * A fifth mortgage in favor of First Union National Bank in the amount of $393,000. The mortgage secures the installment note to the bank with a principal balance as of December 31, 2000 of $448,024. The note bears interest at 9.5% per annum and is payable in monthly installments of $7,593.62 with the final payment due on February 1, 2004. The loan has been personally guaranteed by James R. Bell.

                  * A sixth mortgage in favor of First Union in the amount of $500,000 which also secures the above installment note.

         We have entered into a lease agreement for our proposed PSU brewery and brew pub. The lease covers 9,309 square feet at 116 South Allen Street, State College, Pennsylvania, located in the first floor of the building in the heart of the town. The lease has a five year term with four five-year renewal terms. The initial term commenced on June 1, 1999 and expires on May 31, 2004. The monthly rental is $10,412 during the initial five year term plus our share of operating expenses and taxes. Our landlord commenced a legal action against us for back rent in the amount of $117,703 and we have consented to the entry of a judgment against us in this amount. In addition, we have agreed that if we do not satisfy the judgment by February 6, 2001, the landlord can take possession of the property. Although we did not satisfy the judgment by this date, we are currently attempting to have the judgment satisfied or to work out satisfactory payment arrangements with the landlord. We could lose the site and would not be able to open the brew pub. In such event, management presently intends to pursue alternative locations.

         We own a bottling line which is presently located at our brewery. This bottling line has never been used by us. Our bottling line is subject to a security interest in favor of Foothill Capital Corporation in order to secure our note in favor of Foothill. Foothill commenced a legal action against us for the amount past due of $721,360 and we consented to the entry of a judgment in this amount. We are attempting to sell our bottling line which secures the debt due to Foothill. The anticipated net proceeds from the sale would be substantially less than the amount due to Foothill.

         Our main brewery houses our beer manufacturing equipment. This equipment is subject to four security interests:

                  * A first security interest in favor of the MELF in order to secure its loan to Red Bell.

                  * A second security interest in favor of the SBA in order to secure the $522,000 loan to Red Bell.

                  * A third security interest in favor of the SBA in order to secure the $398,000 loan to Red Bell.

                  * A fourth security interest in favor of First Union in order to secure its installment loan to Red Bell in the principal amount of $448,024.

         In the opinion of management all of the above properties are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS.

         In September 2000, Foothill Capital Corporation commenced a legal action against us and our Chairman, James R. Bell, in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges that we have defaulted under a Promissory Note we made in favor of Foothill and that as of the date of the filing of the complaint, we owe $721,360 to Foothill. Foothill seeks to recover the amount due from Mr. Bell pursuant to a guaranty and surety agreement signed by Mr. Bell. In December 2000, we entered into a stipulation for entry of a judgment in the above amount against us. The debt of Foothill is secured by our bottling line and we are attempting to sell our bottling line. The anticipated net proceeds from the sale would be substantially less than the amount due to Foothill. This bottling line has never been used in our operations.

         In May 1999, we commenced an action in the Court of Common Pleas of Philadelphia County, Pennsylvania, against RBGSC Investment Corp., GS Capital, L.P., Bella's Place, Inc. and an individual for breaches of various agreements between us regarding a former Red Bell brew pub located at the Philadelphia International Airport and a then unopened facility at the Reading Terminal Headhouse. In September 1999, RBGSC filed for voluntary bankruptcy pursuant to Chapter 11 and our action was removed to the United States Bankruptcy Court for the Eastern District of Pennsylvania. The bankruptcy court has entered various orders including the following: affirming RBGSC's rejection of our management contract for the Headhouse location; holding that our licensing and management agreement for the Airport brew pub expired in May 1999 and awarding us $20,269 in back licensing fees; denying our claims to seek to have GS Capital held liable under the contracts pursuant to a piercing the corporate veil theory; and denying our claim for restitution from the defendants. We have appealed these orders to the United States District Court for the Eastern District of Pennsylvania. To date, the District Court has affirmed all of the bankruptcy court orders except for the orders relating to our restitution claim and piercing the corporate veil claim which are still pending.

         In September 2000, we filed an action against the law firm of Buchanan Ingersoll Professional Corporation and one of its partners in the Court of Common Pleas of Philadelphia County, Pennsylvania. The complaint alleges that the law firm and its partner wrongfully represented both RBGSC, GS Capital and their affiliates, and us regarding the various agreements entered into among us referred to above, and subsequently withdrew from representing us and wrongfully continued to represent RBGSC, GS Capital and their affiliates. Our complaint alleges breach of contract, breach of fiduciary duties, negligence, and fraud, and seeks recovery of various damages including punitive damages and damages for the value of the lost leasehold interests in the two brew pubs referred to above. In November 2000, the defendants filed preliminary objections to our complaint. In March 2001, the Court overruled the preliminary objections except for the preliminary objection to our breach of contract claim against the individual partner which was granted.

         In October 2000, the Agostinelli Family Partnership, LLP, our landlord under the lease for our proposed PSU brew pub commenced an action against us in the Court of Common Pleas of Philadelphia County, Pennsylvania. The complaint seeks to recover past due rents under the lease for the premises in the amount of $117,703. In December 2000, we consented to the entry of a judgment against us in the amount claimed due. We also agreed that if we have not satisfied the judgment by February 6, 2001, the landlord would be granted possession of the premises.

         In September 2000, the law firm of White And Williams, LLP entered judgment by confession against us in the Court of Common Pleas of Philadelphia County, Pennsylvania, for $59,179.96 representing legal fees owed by us. On November 28, 2000, the law firm executed on its judgment by among other things, levying on our furniture, fixtures, equipment, machinery and inventory located at our 3100 Jefferson Street premises. We are attempting to work out appropriate payment arrangements with the plaintiff.

         In September 2000, the law firm of Fox Rothschild O'Brien and Frankel, LLP commenced a legal action against us in the Court of Common Pleas of Philadelphia County, Pennsylvania, for legal fees owed by us. In October 2000, a default judgment was entered against us for $49,601. In December 2000, we agreed to pay the judgment in full on April 26, 2001 and in January 2001, we issued to the law firm 10,888 shares of our Common Stock in order to secure our obligation to pay the judgment.

         In November 2000, pursuant to our agreement, the law firm of Cohen Seglias Pallas & Greenhall entered a judgment against us for $55,227.43 in the Court of Common Pleas of Philadelphia County, Pennsylvania, representing legal fees due by us. Pursuant to the agreement, plaintiff will not execute on the judgment for 100 days.

         In January 2001, the law firm of Post & Schell, P.C., commenced an action against us in the Court of Common Pleas of Philadelphia County, Pennsylvania, for approximately $145,000 representing legal fees owed by us. We have until April 11, 2001 to answer the complaint.

         In January 2001, an action was commenced against us and our Red Bell Brewery & Pub Company subsidiary as well as other defendants in the Court of Common Pleas of Philadelphia County, Pennsylvania, for negligence, wrongful death, and a survival action. The complaint alleges that the decedent was killed while riding as a passenger in a vehicle driven by an individual who had been drinking at the First Union Center brew pub. The complaint seeks unspecified damages in excess of $50,000. We have been granted an extension of time to respond to the complaint. We have been informed by our insurance carrier that it is denying coverage of this claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is presently no public trading market for our Common Stock. Red Bell intends to have the Common Stock listed for trading on the NASD's OTC Electronic Bulletin Board under the symbol RDBL as soon as practicable.

         As of December 31, 2000, there were the following options, warrants or convertible securities outstanding:

                  * Options to acquire up to 999,750 shares of Common Stock at an exercise price of $.30 per share which expire May 2005, options to acquire up to 300,000 shares of Common Stock at an exercise price of $2.75 per share (250,000 of which expire in July 2007 and 50,000 of which expire in November
2009), and options to acquire up to 10,000 shares of Common Stock at $4.50 per share which expire in June 2008.

                  * Warrants to purchase up to 91,167 shares of Common Stock at $.30 per share which expire August 2003.

                  * Convertible Subordinated Debentures which are convertible at the option of the holder into 276,000 shares of Common Stock as well as accrued interest thereon which entitles the holders to receive 55,200 shares.

                  * Warrants issuable to the holders of the above Debentures upon conversion thereof to purchase up to 276,000 shares, 230,000 of which are exercisable at $2.00 per share and expire August 2006, and 46,000 of which are exercisable at $2.50 per share and expire September 2006.

         These shares when and if issued would constitute restricted securities as such term is defined in Rule 144 under the Securities Act of 1933. In March 2001, we agreed to register the 1,309,750 shares underlying the above options and the 91,167 shares underlying the above warrants for resale by the holders thereof under the 1933 Act. The shares underlying the Convertible Subordinated Debentures and the related warrants are subject to certain registration rights but only following the occurrence of an underwritten public offering of Red Bell's stock or the conversion of the debentures.

         We have also agreed to register for resale under the 1933 Act the 22,000 shares issued to CDB Finance in December 2000.

         All of our issued and outstanding Common Stock as of December 31, 2000 constituted restricted securities within the meaning of Rule 144 under the 1933 Act. Assuming compliance with the requirements of Rule 144 (including those applicable to affiliates of Red Bell), as of December 31, 2000 a total of 3,99,443 shares are eligible for sale thereunder and the remaining 800 shares will be eligible in July 2001 and 22,000 shares will be eligible in October 2001.

         On December 31, 2000 there were 399 record holders of our Common Stock.

         The holders of our Common Stock are entitled to receive such dividends as the Board of Directors of Red Bell may from time to time declare out of funds legally available for payment of dividends. Through the date hereof, no cash dividends have been paid on our Common Stock.

         In February 2001, we declared a stock dividend payable to all shareholders of record on March 9, 2001, provided that such holder does not transfer any of such holder's shares until after March 8, 2002, and provided further that such shares remain in the record shareholder's name during such entire period of time. The dividend shall be equal to that number of shares of Common Stock as shall equal ten percent of such shareholder's record holdings on the record date of March 9, 2001. The dividend shall be paid March 31, 2002. In February 2001, we declared a further stock dividend payable to all shareholders of record on March 9, 2001, provided that such holder does not transfer any of such holder's shares until after March 8, 2003, and provided further that such shares remain in the record shareholder's name during such entire period of time. The dividend shall be equal to that number of shares of

Common Stock as shall equal five percent of such shareholder's record holdings on the record date of March 9, 2001. The dividend shall be paid March 31, 2003.

         Subsequent to December 31, 2001, we issued to following shares of Common Stock, options or convertible securities:

                  * In January 2001, we issued 10,888 shares to Fox Rothschild in order to provide security for the payment of their judgment. We have agreed to use our best efforts at our cost and expense to register these shares for resale under the 1933 Act.

                  * In February 2001, we issued 7,000 shares to CDB in connection with the $57,000 loan made at that time. The $57,000 note evidencing the loan is also convertible into 19,000 shares ($3.00 per share). We have agreed to use our best efforts at our cost and expense to register these shares as well as the shares underlying the note for resale under the 1933 Act.

                  * In February 2001, we sold 700 shares of Common Stock at $4.50 per share.

                  * In March 2001, we issued fully vested options to purchase shares of our Common Stock to our management or former employees for services rendered, as follows: James R. Bell-75,000 shares; Robert Huttick-65,000 shares; James Cancro-9,992 shares; Francis Ciabattoni-5,000 shares; and Linda Minchin-9,992 shares. These options are exercisable at $.10 per share at any time within 3 years. We have agreed to use our best efforts at our cost and expense to register the shares underlying the options for resale under the 1933 Act.

                  * In March 2001, we issued to James R. Bell fully vested options to purchase up to 184,348 shares of Common Stock at $.10 per share at any time within 3 years and to Robert Huttick fully vested options to purchase up to 125,652 shares of Common Stock at $.10 per share at any time within 3 years. These options were issued as compensation for guaranteeing the loans to us from CDB. We have agreed to use our best efforts at our cost and expense to register the shares underlying the options for resale under the 1933 Act.

                  * In March 2001, we issued to each of James R. Bell and Robert Huttick options to purchase up to 125,000 shares of our

Common Stock if we would become in default under our loans to CDB. Each option is exercisable at $.10 per share at any time within 3 years from vesting. We have agreed to register these shares for resale under the 1933 Act.

                  *In March 2001, we granted to CDB the right to convert its $197,000 Note and unpaid interest due thereunder relating to the October 2000 loan to us into shares of Common Stock at the rate of $4.25 per share at any time prior to maturity. We have agreed to use our best efforts at our cost and expense to register the 46,534 shares underlying the note for resale under the 1933 Act.

                  *In March 2001, we issued to Michael Farrell, Esquire, for legal services rendered and to be rendered to us, warrants to purchase up to 30,000 shares at $1.50, up to 10,000 shares at $.30. per share, and up to 26,000 shares at $1.25 per share. The warrants exercisable at $1.50 can be exercised at any time for 2 years and the other warrants at any time for 1 year. We have agreed to use our best efforts at our cost and expense to register the shares underlying the warrants for resale under the 1933 Act.

                  * In March 2001, we issued to Union Atlantic Capital, L.C., for consulting services to be rendered, options to purchase up to 100,000 shares at $5.00 per share. The options vest as follows: 50,000 immediately, 25,000 in 3 months; and 25,000 in 6 months. We also issued to Union Atlantic 3,000 shares of our stock for services to be rendered. The warrants are exercisable for 3 years after vesting. We have agreed to use our best efforts at our cost and expense to register these shares as well as the shares underlying these warrants for resale under the 1933 Act.

                  * In March 2001, we issued to Timmy James, for consulting services to be rendered, warrants to purchase shares as follows: 5,000 at $6.875 per share; 7,500 at $8.25 per share; and 7,500 at $11.00 per share. We also agreed to issue to him during each of the 9 months starting March 2001 warrants to purchase up to 5,000 shares of our stock at $5.00 per share. The warrants are exercisable at any time for 3 years after issuance. We have agreed to use our best efforts at our cost and expense to register the shares underlying these warrants for resale under the 1933 Act.

                  * In March 2001, we issued to First Level Capital, Inc. for consulting services to be rendered, 50,000 shares of

Common Stock. We have agreed to use our best efforts at our cost and expense to register these shares for resale under the 1933 Act.

                  * In March 2001, we issued 103,066 shares to Gerald Holtz. These shares are to be sold by him and the net proceeds applied towards the balance due to him under the Note from Red Bell State College in the current amount of $395,000. We also agreed to issue to him additional shares if necessary which would be sold by him and the net proceeds applied towards satisfaction of the amount due. We have agreed to use our best efforts at our cost and expense to register the 103,066 shares as well as an additional 103,066 shares (to have available for issuance to him if necessary) for resale under the 1933 Act.

                  *In March 2001, we issued 46,000 shares to Villars I, L.P. in payment of interest due on the Convertible Note through August 1, 2000. We have agreed to use our best efforts at our cost and expense to register these shares for resale under the 1933 Act.

                  * In March 2001, we issued 9,200 shares to Villars II, L.P. in payment of interest due on the Convertible Note through September 1, 2000. We have agreed to use our best efforts at our cost and expense to register these shares for resale under the 1933 Act.

                  * In March 2001, we issued to Douglas M. Lurio, Esquire, for legal services rendered to us, warrants to purchase up to 9,000 shares at $.10, up to 7,500 shares at $.75 per share, and up to 23,500 shares at $1.50 per share. The warrants are exercisable at any time for 3 years. We have agreed to use our best efforts at our cost and expense to register the shares underlying the warrants for resale under the 1933 Act.

         Many of the warrants or options issued by us to non-employees in March 2001 are exercisable at a price less than the fair market value of our shares on the date of the grant. As a result, we will have to record a compensation charge on our financial statements for the first quarter of 2001 in an amount equal to the difference between the exercise prices and the fair market value of our stock. We will also record a charge for the stock issued to our consultants during the quarter.

         In March 2001, the record holders of 2,409,903 shares of our Common Stock agreed not to sell or transfer their shares until September 2, 2001. These holders include James R. Bell (675,002 shares), Robert Huttick (43,777 shares), and James Cancro (142,003 shares).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Forward Looking Statements

         Certain statements contained in this Form 10-KSB, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Red Bell or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

                  * the ability of Red Bell to maintain and/or renew its existing contracts and licensing agreements;

                  * the ability of Red Bell to open additional brew pubs including its proposed PSU location;

                  * the ability of Red Bell to obtain financing for the development and acquisition of any its future brew pubs;

                  * existing governmental regulations;

                  * legislative proposals for reform of the regulation and taxation of the manufacture and sale of alcohol;

                  * competition;

                  * the loss of any significant ability to attract and retain qualified personnel;

                  * the availability and terms of capital to fund acquisitions or the development of new business;

                  * the ability of Red Bell to refinance its existing long- term debt which is currently not being paid when due;

                  * the ability of Red Bell to satisfy the existing judgments against it as well as the outstanding executions on its properties by these judgment holders;

                  * the ability of Red Bell to restructure its debt and/or satisfy its creditors in the event it is not successful in its refinancing efforts.

OVERVIEW

         In 1996, Red Bell entered into an agreement with ARA to build and operate a Red Bell brew pub located in the First Union Center. The brew pub opened in 1996. Our agreement with ARA is for a ten year term with two five year renewal terms. At any time following five years after the commencement of operations of the brew pub, ARA may terminate the agreement upon 60-days notice. In 1996, Red Bell licensed its name to Ogden pursuant to which Ogden operated three brew pubs in Veteran's Stadium through January 2001. In 1999, we licensed our name to RBC Capital. Pursuant to an agreement, commencing April 1999, RBC and Ogden operated another brew pub in Veteran's Stadium through January 2001. The general partner of RBC is Robert Huttick, our director of operations. RBC received 40% of all gross sales at the brew pub less expenses and we sold our beer to Ogden at the same price as the other Veteran's Stadium brew pubs. Our license agreement with RBC expired upon the termination of RBC's agreement with Ogden in January 2001. In 1998, we licensed our name to the tenant who operated a Red Bell brew pub at the Philadelphia International Airport. In May 1999, our license agreement for the Philadelphia International Airport brew pub was terminated by the tenant. In 1998, we licensed our name to the operator of a proposed brew pub to be located at the Reading Terminal Headhouse located in Philadelphia, Pennsylvania. In September 1999, the operator filed for bankruptcy protection and our license agreement was terminated by the operator pursuant to bankruptcy court approval. In 1999, we formed Red Bell Brewery & Pub Co. - State College to develop and operate a proposed restaurant and brew pub in State College, Pennsylvania.

         During the 2000 and 1999 calendar years, substantially all of our revenues were attributable to the following:

                  * sales of keg beer to our First Union Center brew pub.

                  * sales of keg beer to our licensed brew pubs at Veteran's Stadium.

                  * sales of keg beer to our former licensed brew pub at the Philadelphia International Airport.

                  * sales of keg beer and cases to wholesalers and retail locations.

                  * Commissions and management fees earned at our Veteran's Stadium, First Union Center, and former Philadelphia International Airport locations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         We incurred a net loss of $1,529,795 during the year ended December 31, 2000, and a net loss of $1,671,045 during the year ended December 31, 1999.

         Net sales of $486,709 during the year ended December 31, 2000, were similar to those of $510,913 during the corresponding period of 1999.

         Cost of sales expressed as a percentage of net sales remained similar in 1999 and 2000. This is a result of continued efficiencies in our purchasing procedures and efficiencies in our workforce.

         Advertising and marketing expenses were $16,944, reflecting the reduction in providing free products and personnel at charity events. We do not believe that the reduction in our advertising expenses will adversely impact our business expansion plans to open additional brew pubs. At the present time, we believe that so long as our brew pubs continue to be located at strategic, high impact locations, our beers and brand name would be widely exposed to the public.

         General and administrative expenses declined 37% to $727,968 in 2000 as compared to $1,152,363 in 1999 attributable to the decrease in accounting, consulting, and legal expenses which were incurred during the year in connection with the various legal proceedings involving our former Philadelphia International Airport brew pub and proposed Reading Terminal Headhouse brew pub.

         During 1999, we recorded an impairment loss of $242,794 in connection with the reduction to net realizable value of our bottling line which we are attempting to sell. During 2000, we further reduced the net realizable value of the bottling line and recorded another impairment loss of $400,000.

         Interest income remained relatively the same at $25,258 in 2000 as compared to $33,666 in 1999. Interest expense was $490,559 in 2000 as compared to $394,799 in 1999 reflecting our debt obligations. Other income decreased 21% in 2000 to $44,247 compared to $55,775 in 1999, reflecting the reduction of equipment sales income. Our other income in 2000 consisted of rental income received from tenants in our main brewery building and in 1999 consisted of rental income and equipment sales income.

         Our selling, general, and administrative expenses have been greater than our sales and gross profits resulting in operating losses. We do not believe that we can further reduce our cost structure. In order to generate operating profits, we are attempting to increase revenues and gross profits through various means. These include attempting to locate additional tenants to lease the vacant space at our main brewery, procuring additional wholesale distributors for our beer in additional geographic areas, and to opening additional brew pub locations.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         We incurred a net loss of $1,671,045 during the year ended December 31, 1999. Net sales decreased 29% to $510,913 in 1999, compared to $717,594 in 1998, primarily as a result of the reduction of keg beer sales to a former Red Bell pub located in the Philadelphia International Airport. Our license contract for this location expired in May 1999.

         Excise taxes decreased from $23,912 in 1998 to $18,686 in 1999 as a result of decreases in our beer production from 3,420 barrels in 1998 to 2,670 barrels in 1999.

         Cost of sales decreased as a percentage of net sales from 99% in 1998 to 91% in 1999. This is a result of cost cutting measures taken by management which included reductions in pay taken by employees as well as reduction in our workforce.

         Advertising and marketing expenses decreased to $14,212 in

1999, compared to $53,815 in 1998, primarily as a result of our reducing the supply of our product and personnel at no charge to various charity events.

         General and administrative expense increased 21% to $1,152,363 in 1999 as compared to $955,346 in 1998, primarily attributable to the increase in accounting, consulting, and legal expenses which were incurred during the year in connection with the various legal proceedings involving our former Philadelphia International Airport brew pub and proposed Reading Terminal Headhouse brew pub.

         Interest income remained relatively the same at $33,666 in 1999 as compared to $27,687 in 1998 reflecting imputed interest of 9.5% attributed to the repayment of the advance to customer. Interest expense was $394,799 in 1999 as compared to $333,747 in 1998 reflecting the accrual of interest on our debt obligations. Other income decreased 65% in 1999 to $55,775 compared to $161,311 in 1998, reflecting the receipt in 1998 of $115,000 payment in settlement of a lawsuit. Other income for the period consisted primarily of rental income from tenants in our main brewery building and equipment sales.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash of $86,049 and $16,110 at December 31, 1999 and 2000, respectively. Red Bell had a working capital deficit of $5,002,937 at December 31, 1999, and $6,125,729 at December 31, 2000. Due to our failure to make payments on our long-term debt, all of our long-term debt was reflected as a current liability on our balance sheet. Our accounts payable was $919,370 as of December 31, 1999 and $794,644 on December 31, 2000, and our accrued liabilities increased from $770,615 on December 31, 1999 to $1,462,398 on December 31, 2000 which includes an increase of $377,166 of accrued interest.

         During 1999 net cash of $448,071 was used by operating activities primarily due to the net loss of $1,671,045 offset by the non-cash impairment loss of $242,754 attributable to our bottling line held for sale and non-cash increase in accounts payable and overdrafts of $590,229. The net cash provided by financing activities of $484,760 was attributable primarily to proceeds from term loans of $1,370,632 and $188,630 for preferred stock and $30,623 for sales of common stock offset by the repayment of notes payable of $1,045,459.

         During 2000, net cash of $640,793 was used by operating activities primarily due to the net loss of $1,529,795 offset by the non-cash impairment loss of $400,000 attributable to our bottling line held for sale and non-cash increase in accounts payable and overdrafts of $691,783 and accrued liabilities of $691,783. The increase of other assets was primarily attributable to the purchase of our liquor license for our proposed PSU brew pub location. The net cash provided by financing activities of $524,592 was attributable primarily to cash received through sales of securities.

         Red Bell has not been able to pay its long-term debt obligations as they become due, and has not made any significant payment thereon from 1998 to through the date hereof. Management is currently attempting to refinance our long-term debt, accounts payable, and our accrued liabilities. We are currently in discussions with various potential lending sources. Management also believes that our debt obligations could be satisfied through funds generated by the sales of our equity securities. There can be no assurance that we will be able to obtain any funds from sales of equity securities or debt refinancing from any source. If we are unsuccessful in our efforts, our ability to continue in business will be in large part dependent on the willingness of our creditors to restructure their debt and our repayment obligations. In this regard, we are currently in discussions with several of our creditors regarding exchanging their debt for our equity securities and structuring alternative repayment plans. We believe that we have reduced our operating costs as far as feasible and that future operating profits, if any, will result from increased revenues. If we fail in our efforts to raise additional capital or to refinance our existing debt, our creditors could take appropriate legal action to put us out of business. In such event, any investment in our stock would become worthless.

         With the exception of Foothill Capital, none of our secured lenders have commenced legal action against us to collect the amount due to them. We are attempting to sell our bottling line which secures the debt due to Foothill. The anticipated net proceeds from the sale would be substantially less than the amount due to Foothill. Because this bottling line has never been used in our operations, the sale would not affect our operations.

         Our cash flow enables us to finance our day to day business operations. Our cash flow is not sufficient for us to repay our loans or any interest thereon. Our past due accounts payable and accrued liabilities are being paid by us on a case by case basis pursuant to various repayment arrangements. We communicate with our lenders on a regular basis. So long as our creditors do not take legal action against us which could have the effect of putting us out of business, we believe that we can continue to operate for the foreseeable future with the cash generated from our operations.

         In order to partially finance our operations and to pay certain current liabilities, we obtained a loan on October 23, 2000 from CDB Finance Corporation in the amount of $194,000.The loan is payable in five monthly installments of $4,000 with the final payment of $197,766 due on April 23, 2001. The loan bears interest at the rate of 2% per month and has been personally guaranteed by James
R. Bell and Robert T. Huttick. Additionally, as part of the loan, the Company issued 22,000 shares to CDB. The value of these shares of $99,000 based upon the fair market value of the stock will be recorded as additional interest expense over the loan period. The effective interest rate on this loan is 61%. We intend to repay the CDB loan from the proceeds from our refinancing efforts. If we fail to generate sufficient funds from our refinancing efforts, CDB could look to the guarantors, Mr. Bell or Mr. Huttick, to obtain repayment and could foreclose on the stock pledged to CDB by each of them. During March 2001, we granted to CDB the right to convert the note and unpaid interest thereon into shares of our Common Stock at the rate of $4.25 per share at any time prior to maturity.

         In February 2001, we obtained another loan from CDB in the amount of $57,000. The loan is payable in five monthly installments of $1,150 with the final payment of $58,192.30 due on August 5, 2001. The loan bears interest at the rate of 2% per month and has been personally guaranteed by James R. Bell and Robert T. Huttick. Messrs. Bell and Huttick have also pledged their stock referred to above as security for this additional loan. As part of the loan, the Company issued 7,000 shares to CDB. We intend to repay the CDB loan from the proceeds from our refinancing efforts. If we fail to generate sufficient funds from our refinancing efforts, CDB could look to the guarantors, Mr. Bell or Mr. Huttick, to obtain repayment and could foreclose on the stock pledged to CDB by each of them. CDB has the right to convert the note into shares of our Common Stock at the rate of $3.00 per share at any time prior to maturity.

         In October 2000, our landlord of our proposed PSU brew pub commenced a legal action against us in order to recover the past due rents of $117,703. In December 2000, we agreed that the landlord could enter a judgment against us in the amount requested. We also agreed that if we did not satisfy the judgment by February 6, 2001, the landlord could take possession of the premises. Although we did not satisfy the judgment by that date, we are currently attempting to have the judgment satisfied or to work out satisfactory payment arrangements with the landlord. We may lose the site and would not be able to open the PSU brew pub. In such event, management presently intends to pursue alternative locations.

         Red Bell-State College borrowed $260,000 from Gerald N. Holtz, a Red Bell shareholder, in March 2000 in order to fund its purchase of the restaurant liquor license for the proposed brew pub. The loan bears interest at 10% per annum and is payable on demand. In addition, the note provides that at the time of repayment Red Bell-State College shall pay an additional $100,000 or a total principal amount of $360,000. The effective interest rate on this note is 48%. The loan is secured by a first lien on the liquor license. The loan was due June 3, 2000.

         In March 2001, we entered in to a Subscription Agreement and Registration Rights Agreement with Holtz pursuant to which we issued to Holtz 103,066 shares of our Common Stock. The net proceeds of the sale of the shares shall be applied towards the payment of the loan. To the extent that the net proceeds received by Holtz from these shares does not satisfy the amount due, he has the right to obtain additional shares from us.

         Red Bell has incurred losses of $1,671,045 and $1,529,795 during the years ended December 31, 1999 and 2000, respectively, and cumulative losses since inception through December 31, 2000 amount to $7,850,970. Further, the Company has a stockholders' deficit of $2,294,256 at December 30, 2000.

         As a result of all these factors, Red Bell's independent auditors have included an explanatory paragraph in their report on our December 31, 2000 consolidated financial statements raising doubt about our ability to continue as a going concern. Red Bell believes that funds from additional sales of securities, refinancing of its existing debt, as well as the ability to defer payments of existing obligations, debts, and expenditures, if required, will allow Red Bell to continue as a going concern.

ITEM 7 FINANCIAL STATEMENTS.

                                                   Page
Consolidated Report of Independent Auditors        F-1

Consolidated Balance Sheet                         F-2

Consolidated Statements of Operations              F-3

Consolidated Statement of Changes
in Stockholders' Equity (Deficit)                  F-4

Consolidated Statements of Cash Flows              F-5

Consolidated Notes to Financial Statements         F-6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

         The executive officers and Directors of the Company, as of December 31, 2000, together with their ages and business backgrounds are as follows:

     Name                       Age                  Position
     ----                       ---                  --------
James R. Bell                   35                 Chairman of the Board of
                                                   Directors, Chief Executive
                                                   Officer, President

Robert T. Huttick               34                 Executive Vice President,
                                                   Chief Operating Officer

James Cancro                    39                 Director, Executive Vice

                                                   President, Director of
                                                   Brewing Operations

Stephen J. Bell                 27                 Vice President, Manager of
                                                   Brewing Operations-Head
                                                   Brewer

Robert White                    46                 Executive Vice President,
                                                   Director of Food and
                                                   Beverage Operations

Each Director is elected for a one year term and holds office until the expiration of the one year term and until his successor has been elected and qualified. The following is a summary of the business experience of each executive officer and Director. Because there are only two directors, pursuant to our by-laws any action taken by the directors must be unanimous.

         James R. Bell is one of Red Bell's founders and has served as Chief Executive Officer, President, and Chairman of the Board since its inception in June 1993. Prior to co-founding Red Bell, Mr. Bell was a First Vice President of Investments with the firm of Janney Montgomery Scott Inc., a Philadelphia, Pennsylvania investment banking and brokerage company from April 1994 to September 1996. From February 1991 to April 1994, Mr. Bell served as Senior Executive Vice President of First Interregional Equity Corporation, a New Jersey based investment banking firm. From 1988 to 1991, Mr. Bell was an Associate Vice President with Dean Witter Reynolds, Inc. in Philadelphia, Pennsylvania. Mr. Bell received a Bachelor's Degree in Business Administration from Frostburg State University, Maryland.

         Robert T. Huttick joined Red Bell in 1996 and serves as the Executive Vice President and Chief Operating Officer. Mr. Huttick is responsible for overseeing all aspects of operations and management of the main brewery and the First Union Center Red Bell Brewery and Pub. Mr. Huttick supervises and manages the design and construction teams on all Red Bell properties. Prior to joining Red Bell, Mr. Huttick was director of customer service with Lincoln Mercury, from 1986 through 1996. From 1995 to 1996, Mr. Huttick served as President of Ford Motor Company's Parts and Service Directors Association.

         James T. Cancro is one of Red Bell's founders and has served as a Director and as Director of Brewing Operations for our main brewery and our brewpubs since our inception June 1993. Mr. Cancro is responsible for all aspects of our brewing operations including brewing equipments designs, specifications, installation, recipe formulation, and brewing operations. Mr. Cancro has been brewing and formulating recipes for over 12 years and has completed a brewing apprenticeship under Mr. Will Kemper of Dock Street Brewing Company, Philadelphia, Pennsylvania. Mr. Cancro is a certified beer judge with the American Brewers Association. Prior to joining Red Bell, Mr. Cancro served as project manager for Cornell Construction Company, a Delaware Valley based construction firm. Mr. Cancro received a degree in Structural Engineering from Villanova University.

         Stephen J. Bell is the brother of founder James R. Bell. Mr. Bell joined the Company in May 1998, to serve as Vice President and Manager of Brewing Operations- Head Brewer for both the Red Bell Brewing Company (main brewery) and the Red Bell Brewery and Pub Company (brew pubs). Mr. Bell is chiefly responsible for the day today brewing operations of our owned and/or managed brewery and brew pubs. Since joining Red Bell, Mr. Bell has worked under the supervision of and been trained by our Director of Brewing Operations, James Cancro. Prior to joining us in his current capacity, Mr. Bell held various part time positions with Red Bell for over two years. Mr. Bell holds a Bachelors degree in Political Science and minor in History and Administration of Justice from the University of Pittsburgh.

         Robert White joined Red Bell in December 1998 to serve as Executive Vice President and Director of Food and Beverage Operations for our subsidiary Red Bell Brewery and Pub Company. Mr. White is responsible for the day to day operations of Red Bell owned and/or managed restaurants and brew pubs. Prior to joining us, Mr. White served as the Director of Food and Beverage for Sentry Hospitality III, Ltd. a New York based hotel and restaurant management partnership, from 1996 to 1998. From 1994 to 1996, Mr. White served as Director of Dining Services for Columbia University in New York, where he was responsible for the supervising of all day to day operations of the University Dining Halls,Fast Food concepts, and banquet and catering business. From 1990 to 1995, Mr. White was the owner and operator of the Promenade Restaurant, a high volume restaurant located in Cape May, New Jersey. Mr. White holds a Bachelors degree in Educational Studies from West Chester University.

DIRECTORS' COMPENSATION

         Members of the Board of Directors of Red Bell do not currently receive any cash compensation for serving as a Director.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the amount of all compensation paid or accrued by the Company during the calendar years ended December 31, 1998, 1999 and 2000 to the individual acting in the capacity of Chief Executive Officer. No other individual who was serving as an executive officer at the end of these calendar years received salary and bonus in excess of $100,000 in such year.

Name and Position          Year    Salary Other    Total Compensation
-----------------          ----    ------------    ------------------
James R. Bell
Chief Executive
Officer and President      1998     $89,999 $0          $89,999
                           1999     $89,999 $0          $89,999
                           2000     $89,999 $0          $89,999

EMPLOYMENT AGREEMENTS

         In August 1996, Red Bell and James R. Bell, our Chief Executive Officer, entered into an employment agreement. The agreement has a term commencing September 1, 1996 and extends through December 31, 2001. The agreement is automatically renewed from year to year thereafter unless canceled by Mr. Bell or Red Bell. The agreement provided for an annual base salary of $140,000 per annum. In 1997, Mr. Bell voluntarily agreed to reduce the annual base salary to $89,999. We are not obligated to pay any salary to Mr. Bell in excess of $89,999 under his employment agreement. The agreement requires Mr. Bell to devote his full time and attention to the business and affairs of Red Bell and obligates him not to engage in any investments or activities which would compete with Red Bell during the term of the agreement and for two years thereafter.

         The Company does not have employment agreements with any of its other executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information concerning the beneficial ownership of our Common Stock as of December 31, 2000, by each person known by us to be the beneficial owner of five percent or more of our outstanding common stock, by each director and executive officer of Red Bell, and all directors and executive officers as a group.

Name and Address of             Amount                           Beneficially
Beneficial Owner                Beneficially                  Owned Percentage(1)
                                Owned
James R. Bell
6490 Woodbine Avenue
Philadelphia, PA 19151          1,590,833(2)                        29.4%


Robert T. Huttick
760 Longstreth Road
Warminster, PA 18974              219,950(3)                        4.06%


James T. Cancro
927B North Hancock Street
Philadelphia, PA 19123            149,670(4)                         2.7%

James W. Kane, III
11 Penn Center
10th Floor
Philadelphia, PA 19103            612,700(5)                        11.2%

All Directors and Officers
As a Group (5 persons)          1,960,453                           36.2%


(1) Includes all shares beneficially owned as of December 31, 2000, as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, including:
(i) shares owned by a spouse, minor child or by relatives sharing the same home;
(ii) shares owned by entities owned or controlled by the named person; and (ii) shares the named person has the right to acquire within 60 days by the exercise of any right or option. Unless otherwise noted, shares are owned of record and beneficially by the same person. In accordance with the foregoing, for purposes of this table, Red Bell had 5,430,360 shares issued and outstanding as of December 31,

2000.

(2) Includes 51,000 shares underlying warrants and 583,000 shares underlying options.

(3) Includes 100,000 shares issuable upon exercise of stock options, 94,000 shares held with his spouse, 300 shares held as custodian for his minor children, and 25,000 shares held by Chrisley Investments of which his spouse is general partner. Mr. Huttick disclaims beneficial ownership of the shares owned by Chrisley Investments.

(4) Includes 7,667 shares issuable upon exercise of stock options.

(5) Mr. Kane is the general partner of Villars I, L.P., and Villars II., L.P., and is the beneficial owner of the 276,000 shares issuable upon conversion of the Debentures issued to Villars I and II, the 276,000 shares issuable upon exercise of the warrants issuable upon conversion of the Debentures, and the 55,200 shares issuable to pay the accrued interest on the debentures, and owns 5,500 shares in his individual name.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In 1998, James Bell sold to us 75,000 shares of Common Stock at $4.50 per share for $337,500. Red Bell reflected the amount due as a related party payable on its financial statements and no monies were ever paid to Mr. Bell on the obligation. In 1999, the shares were returned to Mr. Bell and the corresponding obligation canceled.

         As a condition of the $194,000 loan to Red Bell by CDB Finance made in October 2000, Mr. Bell has pledged 500,000 shares of his Common Stock and Mr. Huttick has pledged 122,777 shares of his Common Stock as security for the loan. In addition, each of Mr. Bell and Mr. Huttick has agreed to personally guaranty the loan, provided that Mr. Huttick's liability is limited to $90,000. In connection with the $57,000 loan to Red Bell by CDB in February 2001, each of Mr. Bell and Mr. Huttick pledged the shares referred to above as security and personally guaranteed the loan.

         In early 1999, Ogden indicated to us that another location was available in Veteran's Stadium but that we would have to pay $40,000 in improvements to fit out the brew pub. RBC Capital Investments, of which our Director of Operations Robert Huttick is general partner, agreed to fund these costs. In March 1999, we licensed our name to RBC and RBC entered into a license agreement with Ogden. Pursuant to the license agreement between RBC and Ogden, Ogden agreed to operate a Red Bell brew pub and to purchase our beer directly from us at the same price as our other Veteran's Stadium locations operated by Ogden. In addition, Ogden agreed to pay to RBC 40% of the gross sales less expenses from this brew pub location. This is the same commission arrangement which we have with Ogden in our other three brew pub locations. RBC's contract with Ogden expired in January 2001 and our license agreement with RBC expired at the same time.

         As of December 31, 2000, the Company owed Mr. Bell $94,170 and Mr. Huttick $62,303 on account of accrued and unpaid salary. These amounts are reflected as related party payables, and were expensed as operating expenses in the appropriate periods in the financial statements of Red Bell. These related party payables do not accrue interest.

         As part of the Subscription Agreement and Registration Rights Agreement entered into between us and Gerald Holtz in March 2001, the existing pledge by Mr. Bell to Holtz of certain of his Red Bell shares to secure repayment of the loan was released by Holtz.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

Exhibit
Number                                Description
------                                -----------
2.1      Articles of Incorporation of Red Bell Brewing Co., filed in the
         Commonwealth of Pennsylvania on June 29, 1993 (Incorporated by
         reference to Exhibit 2.1 to Form 10-SB, Registration No. 0-3215).

2.1.1 First Amendment of Articles of Incorporation of Red Bell Brewing Co., filed in the Commonwealth of Pennsylvania on August 16, 1993
         (Incorporated by reference to Exhibit 2.2 to Form 10-SB, Registration
         No. 0-3215).

2.1.2 Second Amendment of Articles of Incorporation of Red Bell Brewing Co., filed in the Commonwealth of Pennsylvania on June 12, 1995
         (Incorporated by reference to Exhibit 2.1.2 to Form

         10-SB, Registration No. 0-3215).

2.1.3 Third Amendment of Articles of Incorporation of Red Bell Brewing Co., filed in the Commonwealth of Pennsylvania on April 27, 1998
         (Incorporated by reference to Exhibit 2.1.3 to Form 10-SB, Registration
         No. 0-3215).

2.1.4 Fourth Amendment of Articles of Incorporation of Red Bell Brewing Co., filed in the Commonwealth of Pennsylvania on March 3, 2000
         (Incorporated by reference to Exhibit 2.1.4 to Form 10-SB, Registration
         No. 0-3215).

2.2 Bylaws of Red Bell Brewing Co (Incorporated by reference to Exhibit 2.2 to Form 10-SB, Registration No. 0-3215).

4.1      Specimen Common Stock Certificate (Incorporated by reference to Exhibit
         4.1 to Form 10-SB, Registration No. 0-3215).

4.2 $455,617.58 Amended, Restated and Consolidated Note of the Company in favor of First Union National Bank dated January 21, 1999 (Incorporated by reference to Exhibit 4.2 to Form 10-SB, Registration No. 0-3215).

4.3 $600,000.00 Master Demand Note from Red Bell Brewery Pub Company in favor of Corestates Bank, N.A. dated August 20, 1996 (Incorporated by reference to Exhibit 4.3 to Form 10-SB, Registration No. 0-3215).

4.4      Assignment and Security Agreement between Red Bell Brewery Pub and
         Corestates Bank, N.A. dated August 20, 1996 (Incorporated by reference to Exhibit 4.4 to Form 10-SB, Registration No. 0-3215).

4.5      Guaranty of Red Bell in favor of Corestates Bank, N.A. dated August 20,
         1996 (Incorporated by reference to Exhibit 4.5 to Form 10-SB,
         Registration No. 0-3215).

4.6      $398,000.00 Note dated October 12, 1998 of the Company in favor of PIDC
         Local Development Corporation (Incorporated by reference to Exhibit 4.6 to Form 10-SB, Registration No. 0-3215).

4.7      Mortgage Subordination and Lien Priority Agreement dated October 12,
         1998 (Incorporated by reference to

         Exhibit 4.7 to Form 10-SB, Registration No. 0-3215).

4.8      $522,000 Note of the Company in favor of PIDC Local Development
         Corporation October 12, 1998 (Incorporated by reference to
         Exhibit 4.8 to Form 10-SB, Registration No. 0-3215).

4.9 $500,000 Note from the Company to the Commonwealth of Pennsylvania dated January 29, 1998 (Incorporated by reference to Exhibit 4.9 to
         Form 10-SB, Registration No. 0-3215).

4.10     Loan Agreement dated January 29, 1998 between the Company and
         Commonwealth of Pennsylvania (Incorporated by reference to Exhibit 4.10 to Form 10-SB, Registration No. 0-3215).

4.11     Installment Sale Agreement dated January 29, 1998 between PIDC
         Financing Corporation and the Company (Incorporated by reference to Exhibit 4.11 to Form 10-SB, Registration No. 0-3215).

4.12     Assignment of Installment Sale Agreement dated January 26, 1998 between
         PIDC Financing Corporation, the Company and the Pennsylvania Industrial
         Development Authority (Incorporated by reference to Exhibit 4.12 to
         Form 10-SB, Registration No. 0-3215).

4.13     Registration Rights Agreement between Red Bell and CDB Finance
         Corporation dated October 23, 2000 (Incorporated by reference to
         Exhibit 4.13 to Form 10-SB, Registration No. 0-3215).

4.14 Subscription Agreement between CDB Finance Corporation and Red Bell dated October 23, 2000 (Incorporated by reference to Exhibit 4.14 to
         Form 10-SB, Registration No. 0-3215).

**4.15   Registration Rights Agreement dated February 5, 2001 between CDB
         Finance Corporation and Red Bell.

**4.16 Subscription Agreement between CDB Finance Corporation and Red Bell dated February 5, 2001.

**4.17   Conversion Rights Agreement between Red Bell and CDB Finance
         Corporation dated February 5, 2001.

**4.18 Registration Rights Agreement dated March 20, 2001 between Gerald Holtz and Red Bell.

**4.19   Subscription Agreement between Gerald Holtz, Red Bell, and James R.
         Bell dated March 20, 2001.

10.1     Debenture Purchase Agreement dated August 12, 1996 by and between Red
         Bell and Red Bell Partners, L.P. (Incorporated by reference to Exhibit
         10.1 to Form 10-SB, Registration No. 0-3215).

10.2     5% Convertible Subordinated Debenture dated August 12, 1996
         (Incorporated by reference to Exhibit 10.2 to Form 10-SB, Registration
         No. 0-3215).

10.3     Employment Agreement dated August 12, 1996 between James R. Bell and
         Red Bell (Incorporated by reference to Exhibit 10.3 to Form 10-SB,
         Registration No. 0-3215).

10.4     Debenture Purchase Agreement dated September 27, 1996 by and between
         Red Bell and Villars II, L.P. (Incorporated by reference to Exhibit
         10.4 to Form 10-SB, Registration No. 0-3215).

10.5     5% Convertible Subordinated Debenture dated September 27, 1996
         (Incorporated by reference to Exhibit 10.5 to Form 10-SB, Registration
         No. 0-3215).

10.6     Agreement dated August 1, 1996 by and between ARAMARK Leisure Services,
         Inc. and Red Bell Brewery & Pub Company (Incorporated by reference to
         Exhibit 10.6 to Form 10-SB, Registration No. 0-3215).

10.7     Agreement of Lease dated November 20, 1998 by and between Red Bell and
         Agostinelli Family Partnership (Incorporated by reference to Exhibit
         10.7 to Form 10-SB, Registration No. 0-3215).

10.7.1   First Amendment to Lease Agreement dated December 20, 1998 between Red
         Bell and Agostinelli Family Partnership (Incorporated by reference to
         Exhibit 10.7.1 to Form 10-SB, Registration No. 0-3215).

10.8     Non-Qualified Stock Option Agreement dated May 16, 1995 between Red
         Bell and James R. Bell (Incorporated by reference to Exhibit 10.8 to
         Form 10-SB, Registration No. 0-3215).

10.9     Incentive Stock Option Agreement dated May

         16, 1995 between Red Bell and Francis J. Ciabattoni (Incorporated by reference to Exhibit 10.9 to Form 10-SB, Registration No. 0-3215).

10.10    Production Agreement dated as of March 1, 1999 between Red Bell and
         Matt Brewing Co., Inc. (Incorporated by reference to Exhibit 10.10 to
         Form 10-SB, Registration No. 0-3215).

**10.11  Option Certificate No. RB-1 dated March 20, 2001 in the name of James
         R. Bell.

**10.12  Option Certificate No. RB-4 dated March 20, 2001 in the name of Robert
         Huttick.

**10.13  Option Certificate No. RB-2 dated March 20, 2001 in the name of James
         Cancro.

**10.14  Option Certificate No. RB-6 dated March 20, 2001 in the name of James
         R. Bell.

**10.15  Option Certificate No. RB-7 dated March 20, 2001 in the name of Robert
         Huttick.

**10.16  Option Certificate No. RB-8 dated March 20, 2001 in the name of James
         R. Bell.

**10.17  Option Certificate No. RB-9 dated March 20, 2001 in the name of Robert
         Huttick.

**10.18  Option Certificate No. RB-10 dated July 1, 1997 in the name of Robert
         Huttick.

21       Subsidiaries (Incorporated by reference to Exhibit 21 to Form 10-SB,
         Registration No. 0-3215).

----------
**- Filed herewith.

(b) Reports on Form 8-K.

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     RED BELL BREWING COMPANY

                                                     By: /s/ James R. Bell
                                                        -------------------
                                                        James R. Bell,
                                                        President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                         Title                            Date
----------                                         -----                            ----
 /s/ James R. Bell                      President and Director                  March 21, 2001
-------------------                     (Principal Executive Officer)
James R. Bell

/s/ Robert Huttick                      Vice President                          March 21,2001
-------------------
Robert Huttick                          (Principal Accounting Officer)

/s/ James T. Cancro                     Director                                March 21,2001
-------------------
James T. Cancro

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors

Red Bell Brewing Company and Subsidiaries:


We have audited the accompanying consolidated balance sheet of Red Bell Brewing Company and Subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses, has not complied with certain covenants of loan agreements with banks, and has been unable to satisfy its obligations to certain creditors. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans relating to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

March 8, 2001
Toms River, New Jersey

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                December 31, 2000


                                Assets
Current Assets:
  Cash                                                              $   16,110
  Cash-restricted                                                       65,786
  Trade receivables                                                     10,489
  Inventories                                                           54,025
  Advance to customer, current portion-net                              56,281
  Prepaid expenses                                                      65,906
                                                                    ----------
            Total current assets                                       268,597
                                                                    ----------

Property, Plant and Equipment-net                                    3,133,297
Assets held for sale                                                   200,000
Advance to customer, long-term-net                                     166,369
Other assets                                                           444,016
                                                                    ----------

         Total Assets                                               $4,212,279
                                                                    ==========

            Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Notes payable                                                     $1,164,000
  Current portion of long-term debt                                  2,719,545

  Accounts payable                                                     794,644

  Accrued liabilities                                                1,462,398
  Related party payable                                                253,739
                                                                    ----------

         Total current liabilities                                   6,394,326
                                                                    ----------

Subordinated convertible notes                                         569,827
Other liabilities                                                       12,500

Redeemable Preferred stock $1.72 stated
value, $2.15 redemption amount
Authorized shares 1,000,000
Issued and outstanding shares 112,670                                  209,882

Stockholders' Equity (Deficit):
  Common stock, no par value:
  Authorized shares, 25,000,000
  Issued and outstanding shares 3,422,243                            4,876,714

  Accumulated deficit                                               (7,850,970)
                                                                    ----------
            Total Stockholders'
             Equity (Deficit)                                       (2,974,256)
                                                                    ----------

         Total Liabilities and Stockholders' Equity (Deficit)       $4,212,279
                                                                    ==========

See Accompanying Notes to Financial Statements.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                              For the years ended
                                                  December 31,
                                         -----------------------------
                                                2000              1999
Gross sales                              $   514,720           538,851
 Less: returns and allowances                  2,918             9,252
 Less: excise taxes                           25,093            18,686
                                         -----------       -----------

Net sales                                    486,709           510,913
Cost of sales                                450,548           467,271
                                         -----------       -----------

            Gross profit                      36,161            43,642
                                         -----------       -----------

Advertising and marketing expenses            16,934            14,212
General and administrative expenses          727,968         1,152,363
Impairment loss                              400,000           242,754
                                         -----------       -----------

         Operating loss                   (1,108,741)       (1,365,687)

Interest income                               25,258            33,666
Interest expense                            (490,559)         (394,799)
Other income                                  44,247            55,775
                                         -----------       -----------

            Net loss                     $(1,529,795)       (1,671,045)
                                         -----------       -----------

Net loss per common shares -
 basic and diluted                       $      (.46)             (.49)
                                         ===========       ===========

Weighted average common shares
 basic and diluted                         3,401,743         3,383,513
                                         ===========       ===========


See Accompanying Notes to Financial Statements.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

      Consolidated Statements of Changes in Stockholders' Equity (Deficit)

                 For the years ended December 31, 2000 and 1999

                                                                                         Total
                                          Common Stock               Accumulated        Treasury        Stockholders'
                                     Shares           Amount           Deficit            Stock        Equity (deficit)
                                  -----------      -----------       -----------       -----------     ---------------
Balance, December 31, 1998          3,317,638      $ 4,759,583        (4,632,229)         (337,500)         (210,146)
Issuance of common stock-net
  of issuance costs                     6,805           30,623                --                --            30,623

Accretion of preferred
  stock value                              --           (4,603)               --                --            (4,603)

Issuance of Treasury stock             75,000               --                --           337,500           337,500

Net loss                                   --               --        (1,671,045)               --        (1,671,045)
                                  -----------      -----------       -----------       -----------       -----------

Balance, December 31, 1999          3,399,443        4,785,603        (6,303,274)               --        (1,517,671)

Issuance of common stock
  net of issuance cost                 22,800          102,600                --                --           102,600

Preferred stock dividend                   --               --           (17,901)               --           (17,901)

Accretion of preferred
  stock value                              --          (11,489)               --                --           (11,489)

Net loss                                   --               --        (1,529,795)               --        (1,529,795)
                                  -----------      -----------       -----------       -----------       -----------

Balance December 31, 2000           3,422,243      $ 4,876,714        (7,850,970)               --        (2,974,256)
                                  ===========      ===========       ===========       ===========       ===========


See Accompanying Notes to Financial Statements.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                           For the years ended
                                                               December 31,
                                                           2000          1999
Cash Flows from operating activities:
Net loss                                               $(1,529,795)  (1,671,045)
Adjustments to reconcile net loss to
     net cash used for operating
     activities:
      Depreciation and amortization                        202,804      202,815
      Accretion of convertible
       debt discount                                        15,520       30,649
      Interest on issue of common stock                     39,600           --
      Impairment loss                                      400,000      242,754
      Loss on disposal assets                                  878           --

Changes in operating assets and liabilities:

         (Increase) decrease in trade receivables           (9,825)       2,348
         (Increase)decrease in inventories                 (12,559)       6,308
          Decrease (increase) in prepaid
           expenses and other current
           assets                                            7,255      (25,630)
         (Increase) in other assets                       (296,500)      (3,817)
         (Decrease) increase in accounts payable
           and cash overdrafts                            (124,726)     590,299
         Increase in accrued liabilities                   691,783       74,781
         Increase in related party payable                  71,272      102,467
         Increase in other liabilities                       2,500           --
                                                       -----------   ----------

Net cash used for operating activities                    (541,793)    (448,071)
                                                       -----------   ----------

Cash Flows from investing activities:

 Capital expenditures                                      (13,420)      (5,000)
 Proceeds from sale of assets                                8,483           --
 Repayment of advance to customer                           75,000       87,500
 Amortization of discount on
  advance to customer                                      (23,801)     (33,590)
                                                       -----------   ----------

Net cash provided for Investing Activities                  46,262       48,910
                                                       -----------   ----------

Cash Flows from Financing Activities:
 Proceeds from borrowings                                  454,000    1,370,632
 Payments of debt obligations                                   --   (1,045,459)
 Payments of capital lease                                  (1,540)     (12,500)
 Preferred dividends paid to stockholders                  (17,901)          --
 Increase (decrease) in restricted cash                    (17,727)     (47,166)
 Proceeds from issuance of preferred stock                   5,160      188,630
 Proceeds from issuance of common stock                      3,600       30,623
                                                       -----------   ----------

Net cash provided by financing activities                  425,592      484,760
                                                       -----------   ----------

Net (decrease) increase in cash
  and cash equivalents                                     (69,939)      85,599

Cash beginning of year                                      86,049          450
                                                       -----------   ----------

Cash end of year                                       $    16,110       86,049
                                                       ===========   ==========

Supplemental disclosure of cash flow information:
Interest payments (net of amounts
  capitalized)                                         $    15,520      311,238
                                                       ===========   ==========

Debt repaid with Treasury stock                        $        --      337,500
                                                       ===========   ==========
License paid with short term note                      $   260,000           --
                                                       ===========   ==========
Issue of Common Stock                                  $    99,000           --
                                                       ===========   ==========

See Accompanying Notes to Financial Statements.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

                   Consolidated Notes to Financial Statements

                           December 31, 2000 and 1999



1.   Business

     Red Bell Brewing Company and Subsidiaries consist of the parent, Red Bell Brewing Company and its wholly owned subsidiaries, Red Bell Brewing and Pub Company and Red Bell Brewing and Pub Company - State College (Red Bell - State College).

     Red Bell Brewing Company, a Pennsylvania corporation ("the Company") was incorporated in July, 1993, The Company engages in the manufacture, bottling, distribution and sale of beer, primarily in the Mid-Atlantic region. The Company generates its revenues by the sale of its beer to wholesalers, retailers, beer distributors and through royalty and management agreements with brew pubs.

     Red Bell Brewing and Pub Company operates a brewing and brew pub in the First Union Center under an arrangement with Aramark Leisure Services (see note 3). Red Bell - State College was incorporated on January 20, 1999 in Pennsylvania in order to develop and operate a restaurant and brewing in State College, Pennsylvania. All intercompany transactions have been eliminated in consolidations.

     The manufacturing and sale of alcoholic beverages is a business that is regulated and taxed at the federal, state and local levels. The operations may be subject to more restrictive regulations and taxation by federal, state and local governmental agencies than are other non-alcohol related businesses.

2.   Summary of Significant Accounting Policies

     Basis of Financial Statement Presentation

     The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

     The Company had been in the development stage since its inception in 1993 to 1996 and has incurred substantial cumulative losses from its inception through December 31, 2000 amounting to $7,833,069. The Company's ability to meet its future obligations is dependent upon the success of its products in the marketplace and its ability to raise capital until the Company's products can generate sufficient operating revenues. These factors raise doubt about the Company's ability to continue as a going concern. Management believes that actions presently taken and currently being contemplated will provide for the Company to continue as a going concern. Such actions include the generation of revenues from operations, raising capital through debt issuance and additional sales of Company common stock.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

                   Consolidated Notes to Financial Statements

                           December 31, 2000 and 1999



2.   Summary of Significant Accounting Policies (continued)

     Cash

     Restricted cash represents collections of an advance to a customer that is restricted to repayment of a bank loan.

     Concentration of Credit Risk

     The Company's unsecured advance to a customer ($222,650 at December 31, 2000) represents a significant concentration of credit risk.

     Inventory

     Inventory is valued at the lower of cost or market, with cost being based on a moving average method.

     Property, Plant and Equipment

     Property, Plant and Equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives if the assets. All significant additions and improvements are capitalized and repairs and maintenance charges are expensed as incurred.

     Estimated useful lives for the assets are as follows:

                  Building and improvements                 30 years
                  Brewing equipment                         13 years
                  Automobiles and trucks                    5 years
                  Furniture and fixtures                    3-7 years

     Deferred Funding Costs

     Deferred costs consist primarily of financing costs associated with debt financing which are stated at cost. Amortization is provided on a straight-line basis over the life of the associated debt agreement, which approximates the interest method of amortization.

     Excise Taxes

     The U.S. federal government currently imposes an excise tax of $18 per barrel of beer produced for consumption in the United States. However, any brewer with production under 2 million barrels per year, which includes the Company, pays a federal excise tax of $7 per barrel on the first 60,000 barrels it produces annually. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company records the excise tax as a reduction of gross sales in the accompanying financial statements.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

                   Consolidated Notes to Financial Statements

                           December 31, 2000 and 1999


2.   Summary of Significant Accounting Policies (continued)

     Net Loss Per Common Share

     Basic earnings per share is based on the net loss adjusted for the preferred stock dividends divided by the weighted average number of outstanding common shares for the period. Diluted earnings per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants, or subordinated convertible notes were exercised or converted into common stock. Diluted earnings per share equals basic earnings per share because the effects of such items were anti-dilutive. The impact on adjusted net loss for the years ended December 31, 2000 and 1999 associated with the preferred stock dividends and accretion of value for purposes of computing net loss per common share was an increased loss of $29,390 and $4,603 in total, an $.01 and $0 a share, respectively.

     Long-Lived Assets

     The Company evaluates the carrying value of long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." Historical performance and anticipated future results are considered in assessing potential impairment. When indicators of impairment are present, the recoverability of the carrying value of the assets in question is assessed based on the future undiscounted cash flows expected to result from their use. If the carrying value cannot be recovered, impairment losses would be recognized to the extent the carrying value exceeds fair value. There was an impairment loss in 2000 and 1999 of $400,000 and $242,754, respectively.

     Revenue Recognition

     Revenue from beer sales is recognized upon shipment of product to customers. Sales returns are recorded as a reduction of gross sales. Sales to distributors are COD and inventory is picked up by the distributors at the Company Brewery. Return of product in exchange for like product is available for a short time period. Revenue from commission and management agreements is recognized in accordance with contract terms, which are when the commission is earned on beer sales and when the managed event occurs.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

                   Consolidated Notes to Financial Statements

                           December 31, 2000 and 1999


2.   Summary of Significant Accounting Policies (continued)

     Stock-Based Compensation

     The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations for issuance of stock options to employees. Accordingly, compensation costs for stock options is measured as the excess, if any, of the fair market value of the stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", for employees. The Company has adopted the full provisions of Statement of Financial Accounting Standards No. 123 and related interpretations for issuance of stock and stock options to non-employees.

     Advertising Costs

     The Company expenses advertising costs as they are incurred.

     Impact of Recent Pronouncements

     In fiscal 1999, the Statement of Financial Accounting Standards (SFAS) Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective beginning July 1, 2000 for the Company. The Company does not currently utilize any derivative instruments covered by SFAS No. 133 nor does it hedge any transaction, therefore, no material financial statement impact is expected from the adoption of SFAS No. 133.

3.   Brew Pubs

     During 1996, the Company entered into an agreement with Aramark Leisure services, Inc. ("Aramark") to open and operate a brewery and brew pub in facilities leased by Aramark at the First Union Center entertainment complex in Philadelphia, Pennsylvania. Under the agreement, the Company contributed $600,000 to Aramark to fund construction of the brew pub and receives $75,000 per year from the brew pub's revenues as repayment of the advance. The agreement provides that Aramark has title to the leasehold improvements. Amounts received by the Company under the agreement are restricted to the payment of principal and interest of a related note payable to First Union National Bank. Under the agreement, the Company is required, among other things, to maintain the brew pub's license and supplemental liability insurance and to manufacture and supply beer to the brew pub.

     The agreement has an initial term of ten years and provides the Company with two successive five-year renewal options. However, the agreements would automatically terminate upon termination of Aramark's lease of the facilities or upon other events of default by Aramark. Also, Aramark may terminate the agreement at any time after five years without cause. Upon any of these events, Aramark would be required to pay the Company a termination fee equal to any unamortized balance of the $600,000 contribution (amortized on a straight-line basis over eight years). In the event of default by the Company under the agreement, the Company would receive from Aramark only an amount equal to the fair market value of the brewing equipment located at the brew pub.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

                   Consolidated Notes to Financial Statements

                           December 31, 2000 and 1999


3.   Brew Pubs (continued)

     The Company recorded the contribution to Aramark as an advance to customer in the amount of $422,500, based on the brew pub distributions over the eight year contractual amortization period of the contribution discounted at 9.5%. The discount of $177,500 was recognized as a marketing expense in 1996. The unamortized amount of the discount at December 31, 2000 was $39,851. Interest income of $23,800 and $33,580 related to the advance was recognized during the year ended December 31, 2000 and 1999, inclusive of amortization of the discount.

     The Company also has mobile brew pubs at the Veterans' Stadium entertainment complex in Philadelphia, Pennsylvania. The Company owns the fixed assets, however, the pubs are operated by the vendor who has the concession contract at the stadium. The Company sells beer to the vendor and receives a commission on the retail beer sales from the vendor. There is no contractual commitment by either party subsequent to January 2001, however, the Company anticipates that the vendor will continue the arrangement.

4.   Inventories

     Inventories consists of the following at December 31, 2000:

           Raw Materials and supplies                               $36,197
           Work in Process                                            3,782
           Finished Goods                                            14,046
                                                                    -------
           Total                                                    $54,025
                                                                    =======

5.   Property, Plant and Equipment

     Property, plant and equipment consists of the following at December 31, 2000:

              Land                                            $  100,328
              Building                                           401,312
              Building improvements                            2,446,646
              Brewing equipment                                  897,743
              Automobiles and trucks                              25,896
              Furniture and fixtures                              71,046
                                                              ----------
                    Total                                      3,942,971
                  Less Accumulated Depreciation                 (809,674)
                                                              ----------
                  Property, Plant and
                     Equipment, net                           $3,133,297
                                                              ==========

     Included in property, plant, and equipment as of December 31, 2000 was $23,000 in assets held under capital lease. Accumulated amortization as of December 31, 2000 related to these assets was $5,947.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

                   Consolidated Notes to Financial Statements

                           December 31, 2000 and 1999



5.   Property, Plant and Equipment (continued)

     Assets Held for Sale

     Assets held for sale consists of bottling equipment purchased in 1998 and 1997, which was previously recorded as construction in progress. The equipment was never placed in service as the Company determined that bottling could be performed more efficiently by a third party. The Company has a plan to sell this equipment. The net realizable value after consideration of the cost associated with the sale is $600,000 based upon an independent appraisal. Therefore, an impairment loss of $242,754 was recorded in 1999. In December of 2000, the Company engaged a broker specializing in bottling equipment. The Company anticipates disposal of the equipment in February of 2001 and expects to realize $200,000 net of disposal cost. As a result of this revised value, the Company has recorded an additional impairment loss of $400,000 for the year ended December 31, 2000. Included in long-term debt is a loan of $488,323 as of December 31, 2000, which is secured by the bottling line. Additionally, there is approximately $225,000 of unpaid interest included in accrued liabilities as of December 31, 2000. The creditor filed a claim of $721,000 against the Company in December of 2000 for principal, interest and legal costs.

6.   Other assets

     Other assets consist of the following at December 31, 2000:

         Deferred funding cost                                      $  142,819
         Less:  accumulated amortization                               (59,703)
                                                                    ----------
         Net deferred funding costs                                     83,116

         Deferred stock issue costs                                     59,400
         License                                                       300,000
         Security deposits                                               1,500
                                                                    ----------
                                                                    $  444,016
                                                                    ----------

7.   Accrued Liabilities

     Accrued liabilities consist of the following at December 31, 2000:

         Independent contractor                                     $  217,500
         Interest                                                      750,146
         Taxes other than income taxes                                 216,228
         Other                                                         278,524
                                                                    ----------
                       Total                                        $1,462,398
                                                                    ==========

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

                   Consolidated Notes to Financial Statements

                           December 31, 2000 and 1999


8.   Related Party Payable

   Related party payables are as follows at December 31, 2000:

         Officer loans and deferred salaries                      $  173,473
         Stockholder loans                                            80,266
                                                                  ----------
                       Total                                      $  253,739
                                                                  ==========

     The above payables to related parties bear no interest and have no specific repayment terms.

9.   Subordinated Convertible Notes

   Subordinate convertible notes are as follows at December 31, 2000:

     5% convertible subordinated note due
     August 2006, net of discount of $5,173.                      $454,827

     5% convertible subordinated note due
     September 2006.                                               115,000
                                                                  --------
                                                                  $569,827
                                                                  ========

     5% convertible subordinated notes of $460,000 and $115,000 were borrowed from a partnership group during 1996. These obligations are subordinate to the Company's notes payable. The notes, or a portion of the notes not less than 25% of the outstanding balance, are convertible after the first anniversary of the notes, at the discretion of the note holders, into units at $2.00 and $2.50 per unit, respectively. Each unit consists of a share of common stock and a warrant to purchase one share of common stock at $2.00 and $2.50 per share, respectively.

     The warrants expire August 1, 2006 and September 1, 2006, respectively. Interest is to be paid with shares of common stock at the conversion price until August 1, 2000 and September 1, 2000, respectively, after which interest is payable in cash. Accrued interest, payable in common stock, at December 31, 2000 and 1999 was $115,000 and $96,711, respectively.

     The Company can repay any portion of the notes after the fourth anniversary of the notes. These two obligations also contain certain "piggyback" and other registration rights related to the stock underlying the convertible notes under certain terms and conditions in their respective agreements. The $460,000 subordinated convertible note has been discounted to reflect the beneficial conversion feature of the debt and the related warrants. The discount is being amortized over the anticipated life of the debt of four years. The carrying value of this debt approximates its fair value.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

                   Consolidated Notes to Financial Statements

                           December 31, 2000 and 1999



10.  Notes Payable

     Notes payable consist of the following at December 31, 2000:

     First Union National Bank credit line                    $  555,000
     Villars Partnership Demand Note                             155,000
     Shareholder note payable                                    260,000
     CDB Finance                                                 194,000
                                                              ----------

              Total                                           $1,164,000
                                                              ==========

     All of the notes are payable on demand. The First Union note is senior to the Company's subordinated notes and bears interest at 1% above the bank's prime rate (8.5% at December 31, 2000). The Villars note is senior to the Company's subordinated notes and bears interest of 10%. The weighted average interest rate on notes payable outstanding as of December 31, 2000 and 1999 was 8% and 9%, respectively. The Company is in violation of covenants related to these notes, and the Villars note has been called.

     The shareholder note was loaned directly to the subsidiary Red Bell - State College to fund the purchase of a liquor license for the proposed brew pub. The loan bears interest at 10% per annum, plus $100,000 on demand. The $100,000 has been included in accrued liabilities at December 31, 2000. The effective interest rate on this note approximates 48%.

     In October of 2000, CDB Finance loaned the Company $194,000. The loan is repayable in five monthly installments of $4,000 with the final payment of $197,776, which includes interest due on April 23, 2000. The interest rate is 2% per month and the loan has been personally guaranteed by two officers of the Company, and is secured by 622,777 shares of Company stock owned by the two officers. Additionally, as part of the loan the Company issued 22,000 shares to CDB Finance. The value of these shares of $99,000 based upon the fair market value of the stock will be recorded as additional interest expense over the loan period. The effective interest rate on this loan approximates 61%.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

                   Consolidated Notes to Financial Statements

                           December 31, 2000 and 1999

11.  Long-term debt

     Long-term debt consists of the following at December 31, 2000:

     Mortgage payable in monthly installments of $2,853, including principal and interest 3.75% per annum through February, 2013. Secured by a first lien on
     the brewery premises and a personal guarantee by an officer of the Company.        $ 379,201

     Mortgage payable in monthly installments of $6,607, including principal and interest at 3% per annum through February, 2005. Secured by a junior lien on the brewery premises, a personal guarantee by an officer of the Company,
     and a $254,000 lien on the personal residence of the officer.                        456,770

     Installment note in monthly installments of $14,286 plus interest at 2%
     above the reference rate, as defined (18.7% at December 31, 2000) through
     August 2001. Secured by bottling equipment.                                          488,323

     9% installment note payable in monthly installments of $491 including principal and interest through December, 2000. Secured by transportation
     equipment.                                                                            13,158

     9.30% installment note payable in monthly installments of $5,538.55 including principal and interest through April 1999 secured by
     equipment.                                                                            14,069

     Installment note payable in monthly installments of $7,594 plus interest at
     1% above prime rate (8.5% at December 31, 2000), through December, 2003.
     This note is senior to the Company's subordinated notes.                             448,024

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

                   Consolidated Notes to Financial Statements

                           December 31, 2000 and 1999


11.  Long-term debt (continued)


     5.4% SBA Note payable in monthly
     installments of $6,005, including
     principal and interest through
     January, 2009.                                             522,000

     6.85% SBA Note payable in monthly
     installments of $3,070 including
     principal and interest through
     January, 2019.                                             398,000
                                                             ----------
                                                             $2,719,545
                                                             ==========

     The Company is in default on all of the above long-term debt, therefore, it has been classified as current liabilities in its entirety.

     Future annual maturities under these obligations pursuant to the loan agreements are:

     Year ending December 31, 2001                             $  881,081
                              2002                                360,011
                              2003                                247,178
                              2004                                253,780
                              2005                                184,733
                              2006 and thereafter                 792,762
                                                               ----------
                                                               $2,719,545
                                                               ==========

12.  Redeemable Preferred Stock

     From March 1999 through December 2000, the subsidiary Red Bell - Penn State sold 112,670 shares of Class A Preferred Stock to 23 investors at $1.72 per share for a total of $193,792. The shares were offered and sold pursuant to the exemption from registration set forth in Section 4(2) of the Act. The shares earn a cumulative dividend of 10.5% per annum, are entitled to one vote per share, and must be redeemed four years after issuance at $2.15 per share. Based upon this redemption price, using the interest method, there was an accretion of value in the preferred stock of $11,489 and $4,603 for the years ended December 31, 2000 and 1999, respectively. A total of $235,791 and $6,450 would be required to redeem these stocks for the years ending December 31, 2003 and 2004, respectively.The Company may, solely at their option, redeem the stock earlier at the full redemption price under certain circumstances within the control of the Company.

13.  Stockholders' Equity (Deficit)

     The Company's Articles of Incorporation, (as amended February 24, 2000) authorize the issuance of 25,000,000 shares of capital stock without par value.

     Each Common share is entitled to one vote except in elections of directors, when cumulative voting applies. Cumulative voting entitles each stockholder to a number of votes equal to the shares owned multiplied by the number of directors to be elected. The common shares do not have preemptive rights, are redeemable, do not have any conversion rights, and are not liable for assessments or further calls.

     The holders of common shares are entitled to dividends when and as declared by the Board of Directors from funds legally available. There are certain restrictions on the transfer of shares.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

                   Consolidated Notes to Financial Statements

                           December 31, 2000 and 1999



13.  Stockholders' Equity (Deficit)(continued)

     Warrants

     In addition to warrants issuable upon conversion of the subordinated convertible notes, the Company has 91,167 Common Stock purchase warrants outstanding. Each warrant entitles its holder to purchase one common share on or prior to August 11, 2003, at a purchase of $.30 per share. Warrant holders do not have the rights and privileges of stockholders. Warrants are not transferable separately from the common stock to which they relate.

     The following summarizes the capital shares reserved for future issuance by the Company at December 31, 2000:

       Employee Stock Options                                       1,099,750
       Independent Contractor Stock Options                           210,000
       Warrants issued with initial
         stock sales                                                   91,167
       Shares reserved for conversion
         of subordinated convertible
         debentures principal and interest                            331,200
       Shares reserved for non-detachable
         warrants related to convertible debentures                   276,000
                                                                    ---------
                                                                    2,008,117
                                                                    =========

14.  Stock-Based Compensation

     The Company's 1995 Employee Stock Option Plan ("the Plan") permits the granting of options to purchase one million shares to directors and employees of the Company. The plan is administered by the Board of Directors, which generally has the authority to select individuals who are to receive options and to specify the terms and conditions of each option granted, including the number of shares covered by the option, the type of options (incentive stock option or non-qualified stock option) and the exercise price (which must be equal to at least the fair market value of the related common stock on the date of grant). All options vest over a period of 5 years and have an overall option term of 10 years from the date of grant.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

                   Consolidated Notes to Financial Statements

                           December 31, 2000 and 1999


14.  Stock-Based Compensation (continued)

     On May 16, 1995 the Company's Board of Directors granted options to purchase an aggregate of 583,000 and 416,750 shares of common stock of the Company to the President and CFO, respectively at $ .30 per share (the estimated fair market value on the date of grant).

     On May 21, 1999 the Board of Directors approved an incentive stock option plan to issue stock of the Company to key employees and managers, who had payroll reductions, at the opening of a registration of the Company's common stock.

     The Long-Term Debt Incentive Plan permits grants of options or equity awards of 250,000 shares. In 1996, the Company agreed to grant one current employee and an independent contractor, who is a stockholder, 100,000 and 150,000 stock options, respectively, at $2.75 per share. In 1999, the Company agreed to grant two independent contractors, who are stockholders, 25,000 stock options each at $2.75 per share, and the landlord of a future brew pub 10,000 stock options at $4.50 per share. Compensation expense of $130,000 and $106,000 was recorded in 1996 and 1999, respectively for the independent contractors and is included in accrued liabilities as of December 31, 2000 based on the fair value of the services rendered to the Company.

     These options vested fully at date of grant and expire after ten years of the grant date.

     A summary of the status of the Company's employees stock options are as follows as of December 31, 2000:

                                                 Weighted-average
                                            Shares       Exercise Price
     Options outstanding
      at beginning of period                1,099,750         $.52
     Options granted                               -             -
                                            ---------
     Options outstanding
      at end of period                      1,099,750         $.52
                                            =========
     Options exercisable at
      end of period                         1,099,750         $.52
                                            =========

     As of December 31, 2000, the weighted average remaining contractual life of the options is approximately 5 years. The options outstanding consists of 999,750 at an exercise price of $.30 and 100,000 at an exercise price of $2.75.

     Pro forma information regarding net income and earnings per share is required by FASB Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options were established at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2000 and 1999, respectively: risk-free interest rates of 6%, a weighted average expected life of the options of 6 and 5 years, respectively, and no dividends.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

                   Consolidated Notes to Financial Statements

                           December 31, 2000 and 1999


14.  Stock-Based Compensation (continued)

     For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma net loss and net loss per share were as follows:

   Net loss attributable to common shareholders for the years ended December 31:

                                                          2000          1999
                                                      ------------   -----------
      As reported                                     $(1,529,795)   (1,671,045)
      Pro forma                                        (1,574,595)   (1,713,035)

     Net loss per common share (basic and diluted)
        As reported                                   $      (.46)         (.49)
        Pro forma                                            (.47)         (.51)

     As of December 31, 2000 and 1999, the pro forma tax effects under SFAS 109 would not have had a material impact.

15.  Commitments And Contingencies

     The brewery purchased by the Company in November 1995 may be subjected to liens related to obligations of the seller in the amount of $360,000. In connection with a refinancing, the title insurance company obtained an indemnification from the Company, but not a release from civil liability, with regard to such liens. No action has been asserted with respect to the possible liens, and the Company believes that its interest in the property is superior to any such liens.

     The Company is engaged in certain legal and administrative proceedings related primarily to unpaid liabilities totaling approximately $1,175,000. These liabilities are recorded in the financial statements. The ability of the Company to pay these liabilities is dependent upon its ability to continue as a going concern as described in note 2.

     The Company leases certain office equipment under an operating lease with monthly payments of $154 through September, 2003. The Company subsidiary, Red Bell-State College leases space for a future brew pub. The lease is for a five-year term beginning June 1, 1999, with renewal options for four additional five-year periods. In addition to the base lease payments, the Company has to pay a proportionate share of common area maintenance charges. Rent expense was $124,302 and $94,498 in 2000 and 1999, respectively. The following represents the minimum lease payments over the remaining life of the lease.

     For the year ending December 31, 2001             $114,000
                                      2002              121,772
                                      2003              132,998
                                      2004               69,954
                                                        -------
                                                       $438,724
                                                        =======

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

                   Consolidated Notes to Financial Statements

                           December 31, 2000 and 1999


16.  Significant Customers

     The Company distributes its products through a distribution network to retailers and wholesalers such as liquor, wine and beer stores, restaurants, taverns, pubs, bars and sports arenas/complexes. The Company is dependant upon the brew pubs at the sports arenas to sell the Company's beers and to assist the Company in creating demand for, and promoting market acceptance of the Company's products. If a significant contract or arrangement were to be terminated or discounted, or decrease the level of orders for the Company's products, the Company's business would be adversely affected until the Company retained replacements. Three customers accounted for 18%, 17% and 10% and 22%, 12% and 11% of the Company's gross sales for the years ended December 31, 2000 and 1999, respectively.

17.  Income Taxes

     At December 31, 2000, the Company has net operating loss carryforwards
     (NOL)'s of approximately $7,500,000 for federal and state income tax purposes that begin to expire in 2010 for federal tax purposes and 2005 for state tax purposes.

     Realization of the net deferred tax asset at the balance sheet date is dependent on future earnings, which are uncertain. Accordingly, a valuation allowance of $2,775,000 has been established to offset the net deferred tax assets related to the NOL carryforward and other items as realization of such amounts is not reasonably assured. During the year ended December 31, 2000 and 1999, the valuation allowance increase was primarily related to the increase in the net operating loss carryforwards.

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the basis used for income tax reporting purposes. Significant components of the Company's tax assets and liabilities are as follows at December 31, 2000:

     Deferred tax assets:

         Net operating loss carryforwards                $2,840,000
         Accruals                                            79,000
                                                         ----------

     Total deferred assets                                2,919,000
     Less valuation allowance                            (2,775,000)
                                                         ----------

         Net deferred tax assets                            144,000

     Deferred tax liability
       tax in excess of book depreciation                  (144,000)
                                                         ----------

                                                         $     -
                                                         ==========

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

                   Consolidated Notes to Financial Statements

                           December 31, 2000 and 1999


17.  Income Taxes (continued)

     A reconciliation of the income tax benefit computed at the normal statutory Federal and State income tax rates with the Company's provision for unpaid taxes are as follows for the years ended December 31, 2000 and 1999:

                                                        2000              1999
     Statutory Federal income tax benefit            $415,600           568,000
     State tax benefit                                150,000           167,000
     Permanent difference
       non deductible expense                            (600)             (900)
       deductible expense                               5,000             6,500

     Increase in valuation allowance                 (570,000)         (740,600)
                                                     --------          --------

         Income tax benefit                          $     -                 -
                                                     ========          ========

18.  Subsequent Events

     In January of 2001, the Company issued 10,888 shares to a vendor in order to provide security for payment of a judgment of approximately $49,600, which is included in accounts payable at December 31, 2000.

     In February of 2001, CDB Finance loaned the Company $57,000. The loan is repayable in five monthly installments of $1,150 with the final payment of $58,192, which includes interest due on August 5, 2001. The interest rate is 2% per month, and the loan has been personally guaranteed by two officers of the Company. Additionally, the Company issued 7,000 shares of common stock to CDB Finance. The value of these shares of $31,500 will be recorded as additional interest expense over the loan period. The effective interest rate on this loan would approximate 67%. This loan is also convertible into 19,000 shares of common stock at $3.00 per share.

     In March of 2001, the Company granted CDB Finance the right to convert its $194,000 note and unpaid interest into 46,534 shares of common stock at the rate of $4.25 per share.

     In March of 2001, the Company issued 103,066 shares to the individual who is the holder of the shareholder note payable of $260,000. Proceeds from the sale of these shares are to be applied towards satisfaction of this loan together with unpaid interest on the loan. Additional shares may subsequently be issued if required in order to satisfy total amounts due.

     In March of 2001, the Company issued 46,000 shares of common stock as payment of interest accrued through August 1, 2000 on the Villars I convertible note and 9,200 shares of common stock as payment of interest accrued through September 1, 2000 on the Villars II convertible note in accordance with these loan agreements.

     In March of 2001, the Company issued options to three employees to purchase a total of 709,992 shares at $.10 per share. The Company also issued options to two ex employees to purchase a total of 14,992 shares at $.10 per share. The options are exercisable at any time within three years from vesting. A total of 474,984 options vest immediately and the remaining 250,000 options vest if and when the Company becomes in default under the loans to CDB Finance.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

                   Consolidated Notes to Financial Statements

                           December 31, 2000 and 1999


18.  Subsequent Events (continued)

     In March of 2001, the Company issued 50,000 and 3,000 shares of common stock to two independent contractors for consulting services. Additionally, the Company issued options to purchase 100,000 shares of common stock to one of these independent contractors at $5.00 per share, 50,000 of which vest immediately, 25,000 of which vest in three months and the remaining 25,000 of which vest in six months. All options are exercisable for three years after vesting. The Company also issued a third independent contractor warrants to purchase 20,000 shares of common stock for consulting services. The warrants are priced at $6.875 per share for 5,000 shares, $8.25 per share for 7,500 shares and $11.00 per share for 7,500 shares. Additionally, the Company has agreed to issue warrants to purchase 5,000 shares of common stock during each of nine months beginning in March of 2001 at $5.00 per share. All of these warrants are exercisable for three years after issuance. Additionally, the Company issued warrants to purchase 30,000 shares at $1.50 per share exercisable for two years, warrants to purchase 10,000 shares at $.10 per share and 26,000 shares at $1.25 per share exercisable for one year, to an attorney for legal services, and the Company issued warrants to purchase 9,000 shares at $.10 per share, 7,500 shares at $.75 per share and 23,500 shares at $1.50 per share, exercisable for three years to another attorney in exchange for legal services. Compensation expense of approximately $595,000 will be recognized in the first quarter of 2001, related to the issuance of these equity instruments.

     In March of 2001, the Company declared stock dividends of ten percent and five percent to all shareholders of record on March 9, 2001, provided that such holders retain their shares until after March 8, 2002 and March 8, 2003, respectively. The dividends shall be paid on March 31, 2002 and March 31, 2003.