Form 10QSB
period 2001-03-31
RED BELL BREWING CO
filed 2001-05-15
CIK 1129615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period ended March 31, 2001.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to ___________.

Commission file number: 0-32105

                            RED BELL BREWING COMPANY
             (Exact Name of Registrant as Specified in its Charter)

 PENNSYLVANIA                                                23-2729103
(State or other jurisdiction                    (I.R.S.Employer Identification
      of organization)                                          No.)

                           3100 WEST JEFFERSON STREET
                      PHILADELPHIA, PENNSYLVANIA 19121-3508
              (Address of principal executive offices and zip code)

                                 (215) 235-2460
                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO[ ]

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

As of May 14, 2001, the number of shares outstanding of each class of common equity was 3,549,031 shares of Common Stock, no par value.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                   as of March 31, 2001 and December 31, 2000

                                   (Unaudited)


                                                               March 31, 2001         December 31, 2000
                                                               --------------         -----------------
                            Assets
Current Assets:
  Cash                                                           $     9,954                 16,110
  Cash-restricted                                                     93,965                 65,786
  Trade receivables                                                    2,313                 10,489
  Inventories                                                         54,025                 54,025
  Advance to customer, current portion-net                            59,007                 56,281
  Prepaid expenses                                                    59,039                 65,906
                                                                 -----------             ----------
        Total current assets                                         278,303                268,597
                                                                 -----------             ----------

Property, Plant and Equipment-net                                  3,088,602              3,133,297
Assets held for sale                                                 200,000                200,000
Advance to customer, long-term-net                                   136,167                166,369
Other assets                                                         488,705                444,016
                                                                 -----------             ----------
         Total Assets                                            $ 4,191,777              4,212,279
                                                                 ===========             ==========

       Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Convertible notes payable                                      $   251,000                     --
  Notes payable                                                      970,000              1,164,000
  Current portion of long-term debt                                2,719,545              2,719,545

  Accounts payable                                                   729,344                794,644

  Accrued liabilities                                              1,485,982              1,462,398
  Related party payable                                              259,766                253,739
                                                                 -----------             ----------

         Total current liabilities                                 6,415,637              6,394,326
                                                                 -----------             ----------

Subordinated convertible notes                                       571,120                569,827
Other liabilities                                                     12,500                 12,500

Redeemable Preferred stock $1.72 stated
value, $2.15 redemption amount
Authorized shares 1,000,000
Issued and outstanding shares 112,670                                212,950                209,882

Stockholders' Equity (Deficit):
  Common stock, no par value:
  Authorized shares, 25,000,000
  Issued and outstanding shares 3,549,031
   and 3,422,243, respectively                                     5,310,792              4,876,714

  Accumulated deficit                                             (8,331,222)            (7,850,970)
                                                                 -----------             ----------
         Total Stockholders'
         Equity (Deficit)                                         (3,020,430)            (2,974,256)
                                                                 -----------             ----------
         Total Liabilities and
            Stockholders' Equity (Deficit)                       $ 4,191,777              4,212,279
                                                                 ===========             ==========


See Accompanying Notes to Financial Statements.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

                   Condensed Consolidated Statement of Income

                    For the three months ended March 31, 2001

                                   (Unaudited)


Sales                                                               $   116,157
Cost of sales                                                           101,981
                                                                    -----------

Gross profit                                                             14,176

Selling, general and
  administrative expense                                                372,247
                                                                    -----------

Operating loss                                                         (358,071)

Interest income                                                          10,025
Interest expense                                                       (155,525)
Other income                                                             23,319
                                                                    -----------

        Net loss                                                    $  (480,252)
                                                                    ===========

Net loss per common shares
  Basic and diluted                                                 $     (0.14)
                                                                    ===========

Weighted average common shares
  Basic and diluted                                                   3,474,331
                                                                    ===========


See Accompanying Notes to Financial Statements.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

  Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)

                    For the three months ended March 31, 2001

                                   (Unaudited)


                                                                                   Stockholders'
                                                  Common Stock                      Accumulated               Equity
                                          Shares                Amount                 Deficit               (deficit)
                                        ---------            -----------             ----------             ----------
Balance, December 31, 2000              3,422,243            $ 4,876,714             (7,850,970)            (2,974,256)

Accretion of preferred
  stock value                                  --                 (3,068)                    --                 (3,068)

Issuance of common stock-net
  of issuance costs                       126,788                437,146                     --                437,146

Net loss                                       --                     --               (480,252)              (480,252)
                                        ---------            -----------             ----------             ----------

Balance, March 31, 2001                 3,549,031            $ 5,310,792             (8,331,222)            (3,020,430)
                                        =========            ===========             ==========             ==========



See Accompanying Notes to Financial Statements.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

                 Condensed Consolidated Statement of Cash Flows

                    For the three months ended March 31, 2001
                                   (Unaudited)


Cash used by operating activities:                                    $(121,961)
                                                                      =========

Cash provided by investing activities:
 Repayment of advance to customers                                       37,500
 Amortization of discount on advance to customers                       (10,024)
                                                                      ---------

  Net cash provided by investing activities                              27,476
                                                                      ---------

Cash provided by financing activities:
 Proceeds from debt obligations                                          57,000
 Increase in restricted cash                                             28,179
 Proceeds from issuance of common stock                                   3,150
                                                                      ---------

  Net cash provided by financing activities                              88,329
                                                                      =========


Decrease in cash                                                         (6,156)

Cash, beginning of year                                                  16,110
                                                                      ---------

Cash, end of year                                                     $   9,954
                                                                      =========

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

              Condensed Consolidated Notes to Financial Statements

                        Three months ended March 31, 2001

                                   (Unaudited)


1. Basis of Financial Statement Presentation

   The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

   The Company had been in the development stage since its inception in 1993 to 1996 and has incurred substantial cumulative losses from its inception through March 31, 2001 amounting to $8,301,930 The Company's ability to meet its future obligations is dependent upon the success of its products in the marketplace and its ability to raise capital until the Company's products can generate sufficient operating revenues. These factors raise doubt about the Company's ability to continue as a going concern. Management believes that actions presently taken and currently being contemplated will provide for the Company to continue as a going concern. Such actions include the generation of revenues from operations, raising capital through debt issuance and additional sales of Company common stock.

   The condensed consolidated balance sheet as of March 31, 2001, and the condensed consolidated statement of operations and changes in stockholders deficit and cash flows for the three-months ended March 31, 2001, have been prepared by Red Bell Brewing Company and subsidiaries (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at March 31, 2001, and the results of operations, changes in stockholders' deficit and cash flows for three months presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

   The condensed consolidated balance sheet as of December 31, 2000, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, included accounting policies and additional information pertinent to an understanding of both the December 31,2000, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the three months ended March 31, 2001, and as discussed in the following notes.

2. Summary of Significant Accounting Policies

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

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

2. Summary of Significant Accounting Policies (continued)

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

   Net Loss Per Common Share

   Basic earnings per share is based on the net loss adjusted for the preferred stock dividends divided by the weighted average number of outstanding common shares for the period. Diluted earnings per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants, or subordinated convertible notes were exercised or converted into common stock. Diluted earnings per share equals basic earnings per share because the effects of such items were anti-dilutive. The impact on adjusted net loss for the three months ended March 31, 2001 associated with the accretion of value for purposes of computing net loss per common share was an increased loss of $3,068 in total, and $-0- a share, respectively.

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

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

2. Summary of Significant Accounting Policies (continued)

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

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

3. Subordinated Convertible Notes

   Subordinated convertible notes are as follows at March 31, 2001:


   5% convertible subordinated note due
   August 2006, net of discount of $5,173.                $456,120

   5% convertible subordinated note due
   September 2006.                                         115,000
                                                          --------
                                                          $571,120
                                                          ========

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

4. Convertible Notes Payable

   In October of 2000, CDB Finance loaned the Company $194,000. The loan is repayable in five monthly installments of $4,000 with the final payment of $197,776, which includes interest due on April 23, 2000. The interest rate is 2% per month and the loan has been personally guaranteed by two officers of the Company, and is secured by 622,777 shares of Company stock owned by the two officers. Additionally, as part of the loan the Company issued 22,000 shares to CDB Finance. The value of these shares of $99,000 based upon the fair market value of the stock will be recorded as additional interest expense over the loan period. The effective interest rate on this loan approximates 61%. In March 31, 2001, the Company granted CDB Finance the right to convert this note and unpaid interest into 46,534 shares of common stock at the rate of $4.25 per share.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

4. Convertible Notes Payable (continued)

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

5. Notes Payable

   Notes payable consist of the following at March 31, 2001:


   First Union National Bank credit line                $  555,000
   Villars Partnership Demand Note                         155,000
   Shareholder note payable                                260,000
                                                        ----------
         Total                                          $  970,000
                                                        ==========

   All of the notes are payable on demand. The First Union note is senior to the Company's subordinated notes and bears interest at 1% above the bank's prime rate (8.5% at March 31, 2001). The Villars note is senior to the Company's subordinated notes and bears interest of 10%. The weighted average interest rate on notes payable outstanding as of March 31, 2001 was 8%. The Company is in violation of covenants related to these notes, and the Villars note has been called.

   The shareholder note was loaned directly to the subsidiary Red Bell - State College to fund the purchase of a liquor license for the proposed brew pub. The loan bears interest at 10% per annum, plus $100,000 on demand. The $100,000 has been included in accrued liabilities at March 31, 2001. The effective interest rate on this note approximates 48%.

6. Long-term debt

   Long-term debt consists of the following at March 31, 2001:


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

                  RED BELL BREWING COMPANY AND SUBSIDIARIES

6. Long-term debt (continued)

   Installment note in monthly installments of
   $14,286 plus interest at 2% above the reference
   rate, as defined (18.7% at December 31, 2000)
   through August 2001. Secured by bottling equipment.        488,323

   9% installment note payable in monthly
   installments of $491 including principal and
   interest through December, 2000.  Secured by
   transportation equipment.                                   13,158

   9.30% installment note payable in monthly
   installments of $5,538.55 including principal
   and interest through April 1999 secured by
   equipment.                                                  14,069

   Installment note payable in monthly installments
   of $7,594 plus interest at 1% above prime rate
   (8.5% at December 31, 2000), through December, 2003.
   This note is senior to the Company's subordinated
   notes                                 .                    448,024

   5.4% SBA Note payable in monthly installments of
   $6,005, including principal and interest through
   January, 2009.                                             522,000

   6.85% SBA Note payable in monthly installments of
   $3,070 including principal and interest through
   January, 2019.                                             398,000
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
                                                         ----------
                                                         $2,719,545
                                                         ==========

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

7. Redeemable Preferred Stock

   From March 1999 through December 2000, the subsidiary Red Bell - Penn State sold 112,670 shares of Class A Preferred Stock to 23 investors at $1.72 per share for a total of $193,792. The shares were offered and sold pursuant to the exemption from registration set forth in Section 4(2) of the Act. The shares earn a cumulative dividend of 10.5% per annum, are entitled to one vote per share, and must be redeemed four years after issuance at $2.15 per share. Based upon this redemption price, using the interest method, there was an accretion of value in the preferred stock of $3,068 for the three moths ended March 31, 2001. A total of $235,791 and $6,450 would be required to redeem these stocks for the years ending December 31, 2003 and 2004, respectively. The Company may, solely at their option, redeem the stock earlier at the full redemption price under certain circumstances within the control of the Company.

8. Stockholders' Equity (Deficit)

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

   The following summarizes the capital shares reserved for future issuance by the Company at March 31, 2001:

     Employee Stock Options                                          1,824,734
     Independent Contractor Stock Options                              310,000
     Warrants issued with initial
       stock sales                                                      91,167
     Shares reserved for conversion
       of subordinated convertible debentures                          276,000
     Shares reserved for non-detachable
      warrants related to convertible
          debentures                                                   276,000
     Shares reserved for convertible note                               65,534
     Warrants issued to contributions                                  171,000
                                                                     ---------

                                                                     3,014,435
                                                                     =========

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

9. Stock-Based Compensation

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

   In March of 2001, the Company issued options to five employees to purchase a total of 724,984 shares at $.10 per share. The options are exercisable at any time within three years from vesting. A total of 474,984 options vest immediately and the remaining 250,000 options vest if and when the Company becomes in default under the loans to CDB Finance.

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

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

9. Stock-Based Compensation (continued)

   Additionally, the Company has agreed to issue warrants to purchase 5,000 shares of common stock during each of nine months beginning in March of 2001 at $5.00 per share. All of these warrants are exercisable for three years after issuance. Additionally, the Company issued warrants to purchase 30,000 shares at $1.50 per share exercisable for two years, warrants to purchase 10,000 shares at $.10 per share and 26,000 shares at $1.25 per share exercisable for one year, to an attorney for legal services, and the Company issued warrants to purchase 9,000 shares at $.10 per share, 7,500 shares at $.75 per share and 23,500 shares at $1.50 per share, exercisable for three years to another attorney in exchange for legal services. Compensation expense of approximately $238,500 has been recognized in the first quarter of 2001, related to the issuance of these equity instruments.

   A summary of the status of the Company's employees stock options are as follows as of March 31, 2001:


                                               Weighted-average
                                        Shares                 Exercise
   Price
   Options outstanding
    at beginning of period             1,099,750                $.52
   Options granted                       724,984                 .10
                                       ---------
   Options outstanding
    at end of period                   1,824,734                $.35
                                       =========
   Options exercisable at
    end of period                      1,574,734                $.39
                                       =========

   As of December 31, 2000, the weighted average remaining contractual life of the options is approximately 5 years. The options outstanding consists of 999,750 at an exercise price of $.30, 100,000 at an exercise price of $2.75, and 474,984 at an exercise price of $.10.

   Pro forma information regarding net income and earnings per share is required by FASB Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options were established at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended March 31, 2001: risk-free interest rates of 6%, a weighted average expected life of the options of 6 and 5 years, respectively, and no dividends.

   For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma net loss and net loss per share were as follows:

   Net loss attributable to common shareholders for the three months ended March 31, 2001:

      As reported                                      $(480,252)
      Pro forma                                         (720,252)

   Net loss per common share (basic and diluted)
      As reported                                      $    (.14)
      Pro forma                                             (.21)

   As of March 31, 2001, the pro forma tax effects under SFAS 109 would not have had a material impact.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

10.Commitments And Contingencies

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

   The Company is engaged in certain legal and administrative proceedings related primarily to unpaid liabilities totaling approximately $1,125,000. These liabilities are recorded in the financial statements. The ability of the Company to pay these liabilities is dependent upon its ability to continue as a going concern as described in note 2.

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

            For the year ending December 31,  2001       $114,000
                                              2002        121,772
                                              2003        132,998
                                              2004         69,954
                                                         --------

                                                         $438,724


11.Subsequent Events

   In April 2001, the Company issued 103,066 shares to the individual who is the holder of the shareholder note payable of $260,000. Proceeds from the sale of these shares are to be applied towards satisfaction of this loan together with unpaid interest on the loan. Additional shares may subsequently be issued if required in order to satisfy total amounts due.

   On April 2001, the Company obtained a loan from CBD in the principal amount of $218,500. The loan is payable in four monthly installments of $6,500 with a final payment of $241,238.40 due on October 1, 2001. The loan bears interest at a rate of 2% per month and has been personally guaranteed by James Bell. In addition, as part of the loan the Company has also issued 35,000 shares of common stock which will be charged as a consulting fee in the period issued in relation to the above issued equity investment. If the Company does not deliver the shares on or before August 1, 2001 a penalty of $100,000 will be charged in lieu of stock and added to the principal amount of the loan.

   In March of 2001, the Company declared stock dividends of ten percent and five percent to all shareholders of record on March 9, 2001, provided that such holders retain their shares until after March 8, 2002 and March 8, 2003, respectively. The dividends shall be paid on March 31, 2002 and March 31, 2003.

Item 2. Management's Discussion and Analysis or Plan of Operation.


Forward Looking Statements

        Certain statements contained in this Form 10-QSB, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Red Bell or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

OVERVIEW

         In 1996, Red Bell entered into an agreement with ARA to build and operate a Red Bell brew pub located in the First Union Center. The brew pub opened in 1996. Our agreement with ARA is for a ten year term with two five year renewal terms. At any time following five years after the commencement of operations of the brew pub, ARA may terminate the agreement upon 60-days notice. In 1996, Red Bell licensed its name to Ogden pursuant to which Ogden operated three brew pubs in Veteran's Stadium through January 2001. These licenses were renewed for another year or until January 2002. In 1999, we licensed our name to RBC Capital. Pursuant to an agreement, commencing April 1999, RBC and Ogden operated another brew pub in Veteran's Stadium through January 2001. The general partner of RBC is Robert Huttick, our director of operations. RBC received 40% of all gross sales at the brew pub less expenses and we sold our beer to Ogden at the same price as the other Veteran's Stadium brew pubs. Our license agreement with RBC expired upon the termination of RBC's agreement with Ogden in January 2001. In 1998, we licensed our name to the tenant who operated a Red Bell brew pub at the Philadelphia International Airport. In May 1999, our license agreement for the Philadelphia International Airport brew pub was terminated by the tenant. In 1998, we licensed our name to the operator of a proposed brew pub to be located at the Reading Terminal Headhouse located in Philadelphia, Pennsylvania. In September 1999, the operator filed for bankruptcy protection and our license agreement was terminated by the operator pursuant to bankruptcy court approval. In 1999, we formed Red Bell Brewery & Pub Co. - State College to develop and operate a proposed restaurant and brew pub in State College, Pennsylvania.

         During the quarter ended March 31, 2001, substantially all of our revenues were attributable to the following:

                  * sales of keg beer to our licensed brew pub located at the First Union Center.

                  * sales of keg beer to our licensed brew pubs at Veteran's Stadium.

                  * sales of keg beer and cases to wholesalers and retail locations.

                  * Commissions and fees earned at our Veteran's Stadium and First Union Center locations.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2001

            We incurred a net loss of $480,252 during the quarter. Net sales were $116,157 during the quarter and cost of sales was $101,981. General and administrative expenses was $372,247 which includes non-cash compensation expenses of $238,500 relating to issuance of Common Stock.

            Interest income was $10,025 and interest expense was $155,525 reflecting our debt obligations. Other income of $23,319 consisted of rental income received from tenants in our main brewery building.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash of $9,954 and $16,110 at March 31, 2001 and December 31, 2000, respectively. Red Bell had a working capital deficit of $6,137,334 at March 31, 2001, and $6,125,729 at December 31, 2000. Due to our
failure to make payments on our long-term debt, all of our long-term debt was reflected as a current liability on our balance sheet. Our accounts payable were $729,344 as of March 31, 2001 and $794,644 on December 31, 2000, and our accrued liabilities increased from $1,462,398 on December 31, 2000 to $1,485,982 on March 31, 2001.

         During the quarter, net cash of $121,961 was used by operating activities, net cash was provided by investing activities of $27,476, and net cash of $88,329 was provided by financing activities, resulting in a decrease in cash of $6,156.

         Red Bell has not been able to pay its long-term debt obligations as they become due, and has not made any significant payment thereon from 1998 through the date hereof. Management is currently attempting to refinance our long-term debt, accounts payable, and our accrued liabilities. We are currently in discussions with various potential lending sources. Management also believes that our debt obligations could be satisfied through funds generated by the sales of our equity securities. There can be no assurance that we will be able to obtain any funds from sales of equity securities or debt refinancing from any source. If we are unsuccessful in our efforts, our ability to continue in business will be in large part dependent on the willingness of our creditors to restructure their debt and our repayment obligations. In this regard, we are currently in discussions with several of our creditors regarding exchanging their debt for our equity securities and structuring alternative repayment plans. We believe that we have reduced our operating costs as far as feasible and that future operating profits, if any, will result from increased revenues. If we fail in our efforts to raise additional capital or to refinance our existing debt, our creditors could take appropriate legal action to put us out of business. In such event, any investment in our stock would become worthless.

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

         In order to partially finance our operations and to pay certain current liabilities, we obtained a loan on October 23, 2000 from CDB Finance Corporation in the amount of $194,000.The loan is payable in five monthly installments of $4,000 with the final payment of $197,766 due on April 23, 2001. The loan bears interest at the rate of 2% per month and has been personally guaranteed by James R. Bell and Robert T. Huttick. Additionally, as part of the loan, the Company issued 22,000 shares to CDB. The value of these shares of $99,000 based upon the fair market value of the stock will be recorded as additional interest expense over the loan period. The effective interest rate on this loan is 61%. We intend to repay the CDB loan from the proceeds from our refinancing efforts. If we fail to generate sufficient funds from our refinancing efforts, CDB could look to the guarantors, Mr. Bell or Mr. Huttick, to obtain repayment and could foreclose on the stock pledged to CDB by each of them. During March 2001, we granted to CDB the right to convert the note and unpaid interest thereon into shares of our Common Stock at the rate of $4.25 per share at any time prior to maturity. In April 2001, the maturity date for repayment of the loan was extended to August 23, 2001. As a result of the extension, the principal amount of the loan was increased to $222,700 (reflecting renewal charges and prepaid interest) and the loan is now payable in three monthly payments of $5,000 with the final payment of principal and accrued interest of $225,935.38 due August 23, 2001.

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

            In April 2001, we obtained another loan from CDB in the principal amount of $218,500. The loan is payable in four monthly installments of $6,500 with the final payment of $241,238.40 due on October 1, 2001. The loan bears interest at the rate of 2% per month and has been personally guaranteed by James
R. Bell and he has also pledged the stock referred to above as security for this additional loan. As part of the loan, the Company issued 35,000 shares to CDB and has agreed to use its best efforts to register the shares for resale under the 1933

Act.

          In April 2001, we borrowed the principal amount of $20,000 from an individual. The loan bears interest at 12% per annum and is due and payable on June 30, 2001. In connection with the loan, we issued 2,000 shares of our Common Stock to the lender.

          In October 2000, the landlord of our proposed PSU brew pub commenced a legal action against us in order to recover the past due rents of $117,703. In December 2000, we agreed that the landlord could enter a judgment against us in the amount requested. We also agreed that if we did not satisfy the judgment by February 6, 2001, the landlord could take possession of the premises. Although we did not satisfy the judgment by that date, we are currently attempting to have the judgment satisfied or to work out satisfactory payment arrangements with the landlord. We may lose the site and would not be able to open the PSU brew pub. In such event, management presently intends to pursue alternative locations.

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

            In March 2001, we entered into a Subscription Agreement and Registration Rights Agreement with Holtz pursuant to which in April 2001 we issued to Holtz 103,066 shares of our Common Stock. The net proceeds of the sale of the shares shall be applied towards the payment of the loan. To the extent that the net proceeds received by Holtz from these shares does not satisfy the amount due, he has the right to obtain additional shares from us.

            Red Bell has incurred losses of $480,252 and $1,529,795 during the quarter ended March 31, 2001 and year ended December 31, 2000, respectively, and cumulative losses since inception through March 31, 2001 amount to $8,331,222. Further, the Company has a stockholders' deficit of $3,020,430 at March 31, 2001.

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

PART II- OTHER INFORMATION

Item 2. Changes In Securities.

            In January 2001, we issued 10,888 shares to Fox Rothschild in order to provide security for the payment of their judgment. The shares were issued pursuant to the exemption from registration set forth in Section 4(2) of the 1933 Act and Section 506 promulgated thereunder. We have at our cost and expense registered these shares for resale under the 1933 Act.

            In February 2001, we issued 7,000 shares to CDB in connection with the $57,000 loan made at that time. The $57,000 note evidencing the loan is also convertible into 19,000 shares ($3.00 per share). The shares and the note were issued pursuant to the exemption from registration set forth in Section 4(2) of the 1933 Act. We have at our cost and expense registered these shares as well as the shares underlying the note for resale under the 1933 Act.

            In February 2001, we sold 700 shares of Common Stock at $4.50 per share to one accredited investor. The shares were offered and sold pursuant to the exemption from registration set forth in Section 4(2) of the 1933 Act.

            In March 2001, we issued fully vested options to purchase shares of our Common Stock to our management or former employees for services rendered, as follows: James R. Bell-75,000 shares; Robert Huttick-65,000 shares; James Cancro-9,992 shares; Francis Ciabattoni-5,000 shares; and Linda Minchin-9,992 shares. These options are exercisable at $.10 per share at any time within 3 years. The options were issued pursuant to the exemption from registration set forth in Section 4(2) of the 1933 Act. We have at our cost and expense registered the shares underlying the options for resale under the 1933 Act.

            In March 2001, we issued to James R. Bell fully vested options to purchase up to 184,348 shares of Common Stock at $.10 per share at any time within 3 years and to Robert Huttick fully vested options to purchase up to 125,652 shares of Common Stock at $.10 per share at any time within 3 years. These options were issued as compensation for guaranteeing the loans to us from CDB. The options were issued pursuant to the exemption from registration set forth in Section 4(2) of the 1933 Act. We have at our cost and expense registered the shares underlying the options for resale under the 1933 Act.

            In March 2001, we issued to each of James R. Bell and Robert Huttick options to purchase up to 125,000 shares of our Common Stock if we would become in default under our loans to CDB. Each option is exercisable at $.10 per share at any time within 3 years from vesting. The options were issued pursuant to the exemption from registration set forth in Section 4(2) of the 1933 Act. We have at our cost and expense registered the shares underlying the options for resale under the 1933 Act.

            In March 2001, we granted to CDB the right to convert its $197,000 Note and unpaid interest due thereunder relating to the October 2000 loan to us into shares of Common Stock at the rate of $4.25 per share at any time prior to maturity. The shares would be issued pursuant to the exemption from registration set forth in Section 4(2) of the 1933 Act. We have at our cost and expense registered the 46,534 shares underlying the note for resale under the 1933 Act.

            In March 2001, we issued to Michael Farrell, Esquire, for legal services rendered and to be rendered to us, warrants to purchase up to 30,000 shares at $1.50, up to 10,000 shares at $.30. per share, and up to 26,000 shares at $1.25 per share. The warrants exercisable at $1.50 can be exercised at any time for 2 years and the other warrants at any time for 1 year. The options were issued pursuant to the exemption from registration set forth in Section 4(2) of the 1933 Act. We have at our cost and expense registered the shares underlying the warrants for resale under the 1933 Act.

            In March 2001, we issued to Union Atlantic Capital, L.C., for consulting services to be rendered, options to purchase up to 100,000 shares at $5.00 per share. The options vest as follows: 50,000 immediately, 25,000 in 3 months; and 25,000 in 6 months. We also issued to Union Atlantic 3,000 shares of our stock for services to be rendered. The warrants are exercisable for 3 years after vesting. The shares and warrants were issued pursuant to the exemption from registration set forth in Section 4(2) of the 1933 Act. We have at our cost and expense registered these shares as well as the shares underlying these warrants for resale under the 1933 Act.

            In March 2001, we issued to Timmy James, for consulting services to be rendered, warrants to purchase shares as follows: 5,000 at $6.875 per share; 7,500 at $8.25 per share; and 7,500 at

$11.00 per share. We also agreed to issue to him during each of the 9 months starting March 2001 warrants to purchase up to 5,000 shares of our stock at $5.00 per share. The warrants are exercisable at any time for 3 years after issuance. The warrants were issued pursuant to the exemption from registration set forth in Section 4(2) of the 1933 Act. We have at our cost and expense registered the shares underlying these warrants for resale under the 1933 Act.

            In March 2001, we issued to First Level Capital, Inc. for consulting services to be rendered, 50,000 shares of Common Stock. The shares were issued pursuant to the exemption from registration set forth in Section 4(2) of the 1933 Act. We have at our cost and expense registered these shares for resale under the 1933 Act.

            In March 2001, we issued 46,000 shares to Villars I, L.P. in payment of interest due on the Convertible Note through August 1, 2000. The shares were issued pursuant to the exemption from registration set forth in Section 4(2) of the 1933 Act. We have at our cost and expense registered these shares for resale under the 1933 Act.

            In March 2001, we issued 9,200 shares to Villars II, L.P. in payment of interest due on the Convertible Note through September 1, 2000. The shares were issued pursuant to the exemption from registration set forth in Section 4(2) of the 1933 Act. We have at our cost and expense registered these shares for resale under the 1933 Act.

            In March 2001, we issued to Douglas M. Lurio, Esquire, for legal services rendered to us, warrants to purchase up to 9,000 shares at $.10, up to 7,500 shares at $.75 per share, and up to 23,500 shares at $1.50 per share. The warrants are exercisable at any time for 3 years. The warrants were issued pursuant to the exemption from registration set forth in Section 4(2) of the 1933 Act. We have at our cost and expense registered the shares underlying the warrants for resale under the 1933 Act.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RED BELL BREWING COMPANY


Date: May 15, 2001                  By:  /s/ James R. Bell
                                       ---------------------------------------
                                         James R. Bell, Chief Executive Officer