Form 10QSB
period 2001-06-30
RED BELL BREWING CO
filed 2001-08-20
CIK 1129615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period ended June 30, 2001.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____ to ______.

Commission file number: 0-32105

                            RED BELL BREWING COMPANY
             (Exact Name of Registrant as Specified in its Charter)

       Pennsylvania                                     23-2729103
(State or other jurisdiction                (I.R.S.Employer Identification  No.)
   of organization)

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

As of June 30, 2001, the number of shares outstanding of each class of common equity was 4,505,798 shares of Common Stock, no par value.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                    as of June 30, 2001 and December 31, 2000

                                   (Unaudited)

                                     Assets

                                                                                     June 30, 2001       December 31, 2000
                                                                                     -------------       -----------------
Current Assets:
  Cash                                                                                $    63,965            16,110
  Cash-restricted                                                                         107,500            65,786
  Trade receivables                                                                           992            10,489
  Inventories                                                                              24,028            54,025
  Advance to customer, current portion-net                                                 59,007            56,281
  Prepaid expenses                                                                         71,213            65,906
                                                                                        ---------         ---------
            Total current assets                                                          326,705           268,597
                                                                                        ---------         ---------

Property, Plant and Equipment-net                                                       3,043,759         3,133,297
Assets held for sale                                                                      200,000           200,000
Advance to customer, long-term-net                                                        136,167           166,369
Other assets                                                                              456,918           444,016
                                                                                        ---------         ---------
         Total Assets                                                                 $ 4,163,549         4,212,279
                                                                                        =========         =========

                                              Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Convertible notes payable                                                           $   469,500              -
  Notes payable                                                                           970,000         1,164,000
  Current portion of long-term debt                                                     2,644,595         2,719,545
  Accounts payable                                                                        644,534           794,644
  Accrued liabilities                                                                   1,644,344         1,462,398
  Related party payable                                                                   238,078           253,739
                                                                                        ---------         ---------

         Total current liabilities                                                      6,611,051         6,394,326
                                                                                        ---------         ---------

Subordinated convertible notes                                                            572,412           569,827
Other liabilities                                                                          12,500            12,500

Redeemable Preferred stock $1.72 stated
value, $2.15 redemption amount
Authorized shares 1,000,000
Issued and outstanding shares 112,670                                                     216,010           209,882

Stockholders' Equity (Deficit):
  Common stock, no par value:
  Authorized shares, 25,000,000
  Issued and outstanding shares 4,505,798
     and 3,422,243, respectively                                                        5,796,195         4,876,714

  Accumulated deficit                                                                  (9,044,619)       (7,850,970)
                                                                                        ---------         ---------
            Total Stockholders'
             Equity (Deficit)                                                          (3,248,424)       (2,974,256)
                                                                                        ---------         ---------
         Total Liabilities and
                  Stockholders' Equity (Deficit)                                      $ 4,163,549         4,212,279
                                                                                        =========         =========







See Accompanying Notes to Financial Statements.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income

                For the three and six months ended June 30, 2001

                                   (Unaudited)

                                                                   For the three                      For the six
                                                                   months ended                       months ended
                                                                   June 30, 2001                      June 30, 2001
                                                                   -------------                      -------------
Sales                                                                $    83,399                            199,556
Cost of sales                                                             72,559                            174,540
                                                                       ---------                          ---------

Gross profit                                                              10,840                             25,016

Selling, general and
  administrative expense                                                 559,330                            931,577
                                                                       ---------                          ---------

Operating loss                                                          (548,490)                          (906,561)

Interest income                                                             -                                10,025
Interest expense                                                        (181,084)                          (336,609)
Other income                                                              16,177                             39,496
                                                                       ---------                          ---------

            Net loss                                                  $ (713,397)                        (1,193,649)
                                                                       =========                          =========

Net loss per common shares
  Basic and diluted                                                   $    (0.18)                             (0.32)
                                                                      ==========                          =========

Weighted average common shares
  Basic and diluted                                                    3,974,737                          3,724,534
                                                                       =========                          =========








See Accompanying Notes to Financial Statements.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

  Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)

                For the three and six months ended June 30, 2001

                                   (Unaudited)



                                                                              Stockholders'
                                                   Common Stock               Accumulated          Equity
                                              Shares            Amount          Deficit          (deficit)
                                        -------------------------------------------------------------------
Balance, April 1, 2001                      3,549,031        $5,310,792       (8,331,222)       (3,020,430)

Accretion of preferred
  stock value                                    -               (3,060)            -               (3,060)

Issuance of common stock-net
  of issuance costs                           956,767           488,463             -              488,463

Net loss                                         -                 -            (713,397)         (713,397)
                                            ---------         ---------       ----------         ---------
Balance, June 30, 2001                      4,505,798        $5,796,195       (9,044,619)       (3,248,424)
                                            =========         =========        =========         =========




Balance, December 31, 2000                  3,422,243        $4,876,714       (7,850,970)       (2,974,256)

Accretion of preferred
  stock value                                    -               (6,128)            -               (6,128)

Issuance of common stock-net
  of issuance costs                         1,083,555           925,609             -              925,609

Net loss                                         -                 -          (1,193,649)       (1,193,649)
                                            ---------         ---------       ----------        ----------

Balance, June 30, 2001                      4,505,798        $5,796,195       (9,044,619)       (3,248,424)
                                            =========         =========        =========         =========









See Accompanying Notes to Financial Statements.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

                 Condensed Consolidated Statement of Cash Flows

                For the three and six months ended June 30, 2001

                                   (Unaudited)


                                                                                    For the three      For the six
                                                                                    months ended       months ended
                                                                                    June 30, 2001     June 30, 2001
                                                                                    -------------     -------------
Cash used by operating activities:                                                     $  (80,332)         (202,293)
                                                                                        =========          ========

Cash provided by investing activities:
 Repayment of advance to customers                                                           -               37,500
 Amortization of discount on advance to customers                                            -              (10,024)
                                                                                        ---------          --------

  Net cash provided by investing activities                                                  -               27,476
                                                                                        ---------          ========

Cash provided by financing activities:
 Proceeds from debt obligations                                                           175,000           232,000
 Proceeds from related parties                                                             21,877            21,877
 Payment of principle on long-term debt                                                   (75,000)          (75,000)
 Decrease in restricted cash                                                               12,466            40,645
 Proceeds from issuance of common stock                                                      -                3,150
                                                                                         --------          --------

  Net cash provided by financing activities                                               134,343           222,672
                                                                                         ========          ========
Increase in cash                                                                           54,011            47,855


Cash, beginning of period                                                                   9,954            16,110
                                                                                         --------          --------

Cash, end of period                                                                     $  63,965            63,965
                                                                                         ========          ========

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

              Condensed Consolidated Notes to Financial Statements

                For the three and six months ended June 30, 2001

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

     The Company had been in the development stage since its inception in 1993 to 1996 and has incurred substantial cumulative losses from its inception through June 30, 2001 amounting to $9,044,618 The Company's ability to meet its future obligations is dependent upon the success of its products in the marketplace and its ability to raise capital until the Company's products can generate sufficient operating revenues. These factors raise doubt about the Company's ability to continue as a going concern. Management believes that actions presently taken and currently being contemplated will provide for the Company to continue as a going concern. Such actions include the generation of revenues from operations, raising capital through debt issuance and additional sales of Company common stock.

     The condensed consolidated balance sheet as of June 30, 2001, and the condensed consolidated statement of operations and changes in stockholders deficit and cash flows for the three and six months ended June 30, 2001, have been prepared by Red Bell Brewing Company and subsidiaries (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 2001, and the results of operations, changes in stockholders' deficit and cash flows for three and six months presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

     The condensed consolidated balance sheet as of December 31, 2000, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, included accounting policies and additional information pertinent to an understanding of both the December 31,2000, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the three and six months ended June 30, 2001, and as discussed in the following notes.

2.   Summary of Significant Accounting Policies

     Cash

     Restricted cash represents collections of an advance to a customer that is restricted to repayment of a bank loan.

     Concentration of Credit Risk

     The Company's unsecured advance to a customer ($195,174 at June 30, 2001) represents a significant concentration of credit risk.

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

     Net Loss Per Common Share

     Basic earnings per share is based on the net loss adjusted for the preferred stock dividends divided by the weighted average number of outstanding common shares for the period. Diluted earnings per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants, or subordinated convertible notes were exercised or converted into common stock. Diluted earnings per share equals basic earnings per share because the effects of such items were anti-dilutive. The impact on adjusted net loss for the three and six months ended June 30, 2001 associated with the accretion of value for purposes of computing net loss per common share was an increased loss of $3,060 and $6,128 in total, and $-0- a share, respectively.

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

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

        Condensed Consolidated Notes to Financial Statements (continued)



3.   Subordinated Convertible Notes

     Subordinate convertible notes are as follows at June 30, 2001:

     5% convertible subordinated note due
     August 2006, net of discount of $2,587.                         $457,412

     5% convertible subordinated note due
     September 2006.                                                  115,000
                                                                      -------

                                                                     $572,412
                                                                     ========

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

4.   Convertible Notes Payable

     In October of 2000, CDB Finance loaned the Company $194,000. The loan is repayable in five monthly installments of $4,000 with the final payment of $197,776, which includes interest due on April 23, 2000. The interest rate is 2% per month and the loan has been personally guaranteed by two officers of the Company, and is secured by 622,777 shares of Company stock owned by the two officers. Additionally, as part of the loan the Company issued 22,000 shares to CDB Finance. The value of these shares of $99,000 based upon the fair market value of the stock has been recorded as additional interest expense over the loan period. The effective interest rate on this loan approximates 61%. In June 30, 2001, the Company granted CDB Finance the right to convert this note and unpaid interest into 46,534 shares of common stock at the rate of $4.25 per share.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

        Condensed Consolidated Notes to Financial Statements (continued)



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

     In April 2001, the Company obtained a loan from CBD in the principal amount of $218,500. The loan is payable in four monthly installments of $6,500 with a final payment of $241,238.40 due on October 1, 2001. The loan bears interest at a rate of 2% per month and has been personally guaranteed by James Bell. In addition, as part of the loan the Company has also issued 35,000 shares of common stock which will be charged as a consulting fee in the period issued in relation to the above issued equity investment. If the Company does not deliver the shares in August of 2001 a penalty of $100,000 will be charged in lieu of stock and added to the principal amount of the loan.

5.   Notes Payable

     Notes payable consist of the following at June 30, 2001:


     First Union National Bank credit line                          $  555,000
     Villars Partnership Demand Note                                   155,000
     Shareholder note payable                                          260,000
                                                                     ---------

              Total                                                 $  970,000
                                                                     =========

     All of the notes are payable on demand. The First Union note is senior to the Company's subordinated notes and bears interest at 1% above the bank's prime rate (8.5% at June 30, 2001). The Villars note is senior to the Company's subordinated notes and bears interest of 10%. The weighted average interest rate on notes payable outstanding as of June 30, 2001 was 8%. The Company is in violation of covenants related to these notes, and the Villars note has been called.

     The shareholder note was loaned directly to the subsidiary Red Bell - State College to fund the purchase of a liquor license for the proposed brew pub. The loan bears interest at 10% per annum, plus $100,000 on demand. The $100,000 has been included in accrued liabilities at June 30, 2001. The effective interest rate on this note approximates 48%.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

        Condensed Consolidated Notes to Financial Statements (continued)

6.   Long-term debt

     Long-term debt consists of the following at June 30, 2001:

     Mortgage payable in monthly installments of $2,853, including principal and interest 3.75% per annum through February, 2013. Secured by a first lien on
     the brewery premises and a personal guarantee by an officer of the Company.        $ 379,201

     Mortgage payable in monthly installments of $6,607, including principal and interest at 3% per annum through February, 2005. Secured by a junior lien on the brewery premises, a personal guarantee by an officer of the Company,
     and a $254,000 lien on the personal residence of the officer.                        456,770

     Installment note in monthly installments of $14,286 plus interest at 2%
     above the reference rate, as defined (18.7% at December 31, 2000) through
     August 2001. Secured by bottling equipment.                                          413,373

     9% installment note payable in monthly installments of $491 including principal and interest through December, 2000.Secured by transportation
     equipment.                                                                            13,158

     9.30% installment note payable in monthly installments of $5,538.55
     including principal and interest through April 1999 secured by equipment.             14,069

     Installment note payable in monthly installments of $7,594 plus interest at
     1% above prime rate (8.5% at December 31, 2000), through December, 2003.
     This note is senior to the Company's subordinated notes.                             448,024

     5.4% SBA Note payable in monthly installments of $6,005, including
     principal and interest through January, 2009.                                        522,000

     6.85% SBA Note payable in monthly installments of $3,070 including
     principal and interest through January, 2019.                                        398,000
                                                                                        ---------
                                                                                       $2,644,595
                                                                                       ==========

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

        Condensed Consolidated Notes to Financial Statements (continued)


6.   Long-term debt (continued)

     The Company is in default on all of the above long-term debt, therefore, it has been classified as current liabilities in its entirety.

     Future annual maturities under these obligations pursuant to the loan agreements are:

              Year ending December 31, 2001                        $  881,081
                                       2002                           360,011
                                       2003                           247,178
                                       2004                           253,780
                                       2005                           184,733
                                       2006 and thereafter            717,812
                                                                    ---------
                                                                   $2,644,595
                                                                   ==========

7.   Redeemable Preferred Stock

     From March 1999 through December 2000, the subsidiary Red Bell - Penn State sold 112,670 shares of Class A Preferred Stock to 23 investors at $1.72 per share for a total of $193,792. The shares were offered and sold pursuant to the exemption from registration set forth in Section 4(2) of the Act. The shares earn a cumulative dividend of 10.5% per annum, are entitled to one vote per share, and must be redeemed four years after issuance at $2.15 per share. Based upon this redemption price, using the interest method, there was an accretion of value in the preferred stock of $3,060 and $6,128 for the three and six months ended June 30, 2001. A total of $235,791 and $6,450 would be required to redeem these stocks for the years ending December 31, 2003 and 2004, respectively. The Company may, solely at their option, redeem the stock earlier at the full redemption price under certain circumstances within the control of the Company.

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

     Warrants

     In addition to warrants issuable upon conversion of the subordinated convertible notes, the Company issued 91,167 Common Stock purchase warrants. Each warrant entitles its holder to purchase one common share on or prior to August 11, 2003, at a purchase of $.30 per share. Warrant holders do not have the rights and privileges of stockholders. Warrants are not transferable separately from the common stock to which they relate. In June of 2001 3,333 warrants were exercised, resulting in 87,834 warrants outstanding as of June 30, 2001.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

        Condensed Consolidated Notes to Financial Statements (continued)


8.   Stockholders' Equity (Deficit) (continued)

     The following summarizes the capital shares reserved for future issuance by the Company at June 30, 2001:

       Employee Stock Options                                        1,543,432
       Independent Contractor Stock Options                            310,000
       Warrants issued with initial stock sales                         87,834
       Shares reserved for conversion
         of subordinated convertible debentures                        276,000
       Shares reserved for non-detachable
         warrants related to convertible debentures                    276,000
       Shares reserved for convertible note                             65,534
       Warrants issued to independent contractors                      105,000
                                                                     ---------
                                                                     2,663,800
                                                                     =========
9.   Stock-Based Compensation

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

     In March of 2001, the Company issued options to five employees to purchase a total of 724,984 shares at $.10 per share. The options are exercisable at any time within three years from vesting. A total of 474,984 options vest immediately and the remaining 250,000 options vest if and when the Company becomes in default under the loans to CDB Finance. In May and June of 2001, 140,000 and 207,302 of these options were exercised, resulting in the issuance of 347,302 shares of common stock.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

9.   Stock-Based Compensation (continued)

     In March of 2001, the Company issued 50,000 and 3,000 shares of common stock to two independent contractors for consulting services. Additionally, the Company issued options to purchase 100,000 shares of common stock to one of these independent contractors at $5.00 per share, 50,000 of which vest immediately, 25,000 of which vest in three months and the remaining 25,000 of which vest in six months. All options are exercisable for three years after vesting. The Company also issued a third independent contractor warrants to purchase 20,000 shares of common stock for consulting services. The warrants were priced at $6.875 per share for 5,000 shares, $8.25 per share for 7,500 shares and $11.00 per share for 7,500 shares, and in June of 2001 were repriced at $1.87, $2.25 and $3.00, respectively. Additionally, the Company has agreed to issue warrants to purchase 5,000 shares of common stock during each of nine months beginning in March of 2001 at $5.00 per share ($1.75 as of June 30, 2001). All of these warrants are exercisable for three years after issuance.

     Additionally, the Company issued warrants to purchase 30,000 shares at $1.50 per share exercisable for two years, warrants to purchase 10,000 shares at $.10 per share and 26,000 shares at $1.25 per share exercisable for one year, to an attorney for legal services. Subsequently, this attorney became an employee and the options were repriced at $.10 per share in June of 2001. The Company issued warrants to purchase 9,000 shares at $.10 per share, 7,500 shares at $.75 per share and 23,500 shares at $1.50 per share, exercisable for three years to another attorney in exchange for legal services. Compensation expense of approximately $238,500 has been recognized in the first quarter of 2001, related to the issuance of these equity instruments.

     A summary of the status of the Company's employees stock options are as follows as of June 30, 2001:


                                                         Weighted-average
                                                      Shares     Exercise Price
     Options outstanding
      at beginning of period                        1,099,750       $.28
     Options granted in March of 2001                 724,984       $.10
                                                    ---------
     Options outstanding in March of 2001           1,824,734       $.21
     Options granted in June 2001                      66,000       $.10
     Option exercised                                (347,302)      $.13
     Options outstanding June 30, 2001              1,543,432       $.22
                                                    =========
     Options exercisable June 30, 2001              1,293,432       $.25
                                                    =========

     As of June 30, 2001, the weighted average remaining contractual life of the options is approximately 5 years. The options outstanding consists of 943,084 at an exercise price of $.30, and 600,348 at an exercise price of $.10.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

        Condensed Consolidated Notes to Financial Statements (continued)



10.  Commitments And Contingencies

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

     The Company leases certain office equipment under an operating lease with monthly payments of $154 through September, 2003. The Company subsidiary, Red Bell-State College leases space for a future brew pub. The lease is for a five-year term beginning June 1, 1999, with renewal options for four additional five-year periods. In addition to the base lease payments, the Company has to pay a proportionate share of common area maintenance charges. The Company vacated the premises in January of 2001 and terminated the lease. No rent expense has been recorded in 2001.

11.  Subsequent Events

     In July of 2001 the Company issued a total of 132,500 shares to four vendors for consulting services to be rendered in July of 2001. The Company also issued 300,000 shares to a lender in connection with a loan made in April of 2001 and agreed to issue an additional 200,000 shares if necessary to satisfy the balance due the lender. The Company also issued 2,000 shares to an additional lender in July of 2001.

     The Company issued 48,740 shares to an employee of the Company in July 2001 as reimbursement for shares the employee used to satisfy debts of the Company.

     In July of 2001 the Company issued options to purchase 400,000 shares of common stock at a price of $.10 per share to an employee. Of these options, 200,000 vest immediately and mature in April of 2006 and 200,000 vest only in the event of a loan default by the Company and mature five years from date of vesting.

     The Company also issued options to purchase 20,000 shares to a vendor at $2.50 per share and 30,000 shares to an attorney at $.10 per share in July of 2001 in exchange for services rendered.

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

                           * the ability of Red Bell to open additional brew
pubs;

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

OVERVIEW

     In 1996, Red Bell entered into an agreement with ARA to build and operate a Red Bell brew pub located in the First Union Center. The brew pub opened in 1996. Our agreement with ARA is for a ten year term with two five year renewal terms. At any time following five years after the commencement of operations of the brew pub, ARA may terminate the agreement upon 60-days notice. In 1996, Red Bell licensed its name to Ogden pursuant to which Ogden operated three brew pubs in Veteran's Stadium through January 2001. These licenses were renewed for another year or until January 2002. In 1999, we licensed our name to RBC Capital. Pursuant to an agreement, commencing April 1999, RBC and Ogden operated another brew pub in Veteran's Stadium through January 2001. The general partner of RBC is Robert Huttick, our director of operations. RBC received 40% of all gross sales at the brew pub less expenses and we sold our beer to Ogden at the same price as the other Veteran's Stadium brew pubs. Our license agreement with RBC expired upon the termination of RBC's agreement with Ogden in January 2001. In 1998, we licensed our name to the tenant who operated a Red Bell brew pub at the Philadelphia International Airport. In May 1999, our license agreement for the Philadelphia International Airport brew pub was terminated by the tenant. In 1998, we licensed our name to the operator of a proposed brew pub to be located at the Reading Terminal Headhouse located in Philadelphia, Pennsylvania. In September 1999, the operator filed for bankruptcy protection and our license agreement was terminated by the operator pursuant to bankruptcy court approval. In 1999, we formed Red Bell Brewery & Pub Co. - State College to develop and operate a proposed restaurant and brew pub in State College, Pennsylvania. In July 2001, our landlord took possession of the premises and we are in the process of attempting to sell our liquor license.

     During the quarter ended June 30, 2001, substantially all of our revenues were attributable to the following:

                           * sales of keg beer to our licensed brew pub
located at the First Union Center.

                           * sales of keg beer to our licensed brew pubs at
Veteran's Stadium.

                           * sales of keg beer to wholesalers and retail
locations.

                           * commissions and fees earned at our Veteran's
Stadium and First Union Center locations.

RESULTS OF OPERATIONS

QUARTER AND SIX MONTHS ENDED JUNE 30, 2001

         We incurred a net loss of $713,397 during the quarter and a net loss of $1,193,649 for the six months ended June 30, 2001. Net sales were $83,399 during the quarter and $199,556 for the six month period and cost of sales was $72,559 for the quarter and $174,540 for the six month period. General and administrative expense was $559,330 for the quarter which includes a non-cash compensation expense of $356,000 relating to issuance to employees of options to purchase Common Stock. General and administrative expense was $931,577 for the six months which includes the non-cash compensation expense of $356,000 described in the prior sentence as well as a non-cash compensation expense of $238,500 relating to issuance of Common Stock to vendors during the first quarter.

         Interest expense was $181,084 for the quarter reflecting our debt obligations. Other income of $16,177 consisted of rental income received from tenants in our main brewery building.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash of $63,965 and $16,110 at June 30, 2001 and December 31, 2000, respectively. Red Bell had a working capital deficit of $6,284,346 at June 30, 2001, and $6,125,729 at December 31, 2000. Due to our failure to make payments on our long-term debt, all of our long-term debt was reflected as a current liability on our balance sheet. Our accounts payable were $644,534 as of June 30, 2001 and $794,644 on December 31, 2000, and our accrued liabilities increased from $1,462,398 on December 31, 2000 to $1,644,344 on June 30, 2001.

     During the quarter, net cash of $80,332 was used by operating activities, and net cash of $134,343 was provided by financing activities, resulting in an increase in cash of $54,011. During the six months ended June 30, 2001, net cash of $202,293 was used by operating activities, net cash of $27,476 was provided by investing activities, and net cash of $222,672 was provided by financing activities, resulting in an increase in cash of $47,855.

     Red Bell has not been able to pay its long-term debt obligations as they become due, and has not made any significant payment thereon from 1998 through the date hereof. Management is continually attempting to refinance our long-term debt, accounts payable, and our accrued liabilities. Management also believes that our debt obligations could be satisfied through funds generated by the sales of our equity securities. There can be no assurance that we will be able to obtain any funds from sales of equity securities or debt refinancing from any source. If we are unsuccessful in our efforts, our ability to continue in business will be in large part dependent on the willingness of our creditors to restructure their debt and our repayment obligations. In this regard, we are currently in discussions with several of our creditors regarding exchanging their debt for our equity securities and structuring alternative repayment plans. We believe that we have reduced our operating costs as far as feasible and that future operating profits, if any, will result from increased revenues. If we fail in our efforts to raise additional capital or to refinance our existing debt, our creditors could take appropriate legal action to put us out of business. In such event, any investment in our stock would become worthless.

     With the exception of Foothill Capital, none of our secured lenders have commenced legal action against us to collect the amount due to them. We are attempting to sell our bottling line which secures the debt due to Foothill. The anticipated net proceeds from the sale would be substantially less than the amount due to Foothill. Because this bottling line has never been used in our operations, the sale would not affect our operations. During May 2001, we entered into an agreement with Foothill pursuant to which we delivered $75,000 to Foothill on account of the judgment Foothill has against us. We also delivered 400,000 shares of our common stock to Foothill, and in exchange for these shares, Foothill credited an additional $100,000 against the judgment. We have agreed to register these shares for resale by Foothill under the 1933 Act at our cost and expense(other than any underwriting fees or commissions of Foothill). Foothill has agreed that if it receives net proceeds of at least $400,000 from the sale of these shares within 9 months from the date of the agreement, Foothill will satisfy the judgment against us. Foothill also agreed to cease all other execution proceedings on the judgment for at least 150 days following the date of the agreement.

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

     In order to partially finance our operations and to pay certain current liabilities, we obtained a loan on October 23, 2000 from CDB Finance Corporation in the amount of $194,000.The loan is payable in five monthly installments of $4,000 with the final payment of $197,766 due on April 23, 2001. The loan bears interest at the rate of 2% per month and has been personally guaranteed by James
R. Bell and Robert T. Huttick. Additionally, as part of the loan, the Company issued 22,000 shares to CDB. The value of these shares of $99,000 based upon the fair market value of the stock will be recorded as additional interest expense over the loan period. The effective interest rate on this loan is 61%. We intend to repay the CDB loan from the proceeds from our refinancing efforts. If we fail to generate sufficient funds from our refinancing efforts, CDB could look to the guarantors, Mr. Bell or Mr. Huttick, to obtain repayment and could foreclose on the stock pledged to CDB by each of them. During March 2001, we granted to CDB the right to convert the note and unpaid interest thereon into shares of our Common Stock at the rate of $4.25 per share at any time prior to maturity. In April 2001, the loan was refinanced by CDB resulting in a new maturity date of August 23, 2001. The principal amount of the loan was increased to $222,700 (reflecting renewal charges and prepaid interest) and the loan is payable in 3 monthly payments of $5,000 with the final payment of principal and accrued interest of $225,935.38 due August 23, 2001. The loan is guaranteed by each of Messrs. Bell and Huttick, provided that Mr. Huttick's guarantee is limited to $90,000.

         In February 2001, we obtained another loan from CDB in the amount of $57,000. The loan is payable in five monthly installments of $1,150 with the final payment of $58,192.30 due on August 5, 2001. CDB is in the process of refinancing this loan. The loan bears interest at the rate of 2% per month and has been personally guaranteed by James R. Bell and Robert T. Huttick. Messrs. Bell and Huttick have also pledged their stock referred to above as security for this additional loan. As part of the loan, the Company issued 7,000 shares to CDB. We intend to repay the CDB loan from the proceeds from our refinancing efforts. If we fail to generate sufficient funds from our refinancing efforts, CDB could look to the guarantors, Mr. Bell or Mr. Huttick, to obtain repayment and could foreclose on the stock pledged to CDB by each of them. CDB has the right to convert the note into shares of our Common Stock at the rate of $3.00 per share at any time prior to maturity.

         In April 2001, we obtained another loan from CDB in the principal amount of $218,500. This loan is payable in four monthly installments of $6,500 with the final payment of principal and accrued interest of $241,238.40 due on October 1, 2001. The loan bears interest at the rate of 2% per month and has been personally guaranteed by James R. Bell. In connection with the loan, the Company agreed to issue 35,000 shares (increased in June 2001 to 100,000 shares) to CDB and has registered those shares for resale under the 1933 Act. In July 2001, in consideration of his guarantee, we issued to Mr. Bell fully vested options to purchase up to 200,000 shares at $.10 per share and 200,000 options exercisable at $.10 per share which become vested if this loan becomes in default.

         In July 2001, we granted to CDB a security interest in the bottling line currently held for sale by us. We also entered into a Subscription Agreement and Registration Rights Agreement with CDB pursuant to which we have agreed to issue up to 400,000 shares of our common stock. The net proceeds of the sale of the shares shall be applied towards the payment of the amounts due to CDB.

         In April 2001, we borrowed the principal amount of $20,000 from an individual. The loan bears interest at 12% per annum, was due on June 30, 2001, and is still outstanding. In connection with the loan, we issued 2,000 shares of our common stock to the lender and agreed to register the shares for resale under the 1933 Act.

         In October 2000, our landlord of our proposed PSU brew pub commenced a legal action against us in order to recover the past due rents of $117,703. In December 2000, we agreed that the landlord could enter a judgment against us in the amount requested. We also agreed that if we did not satisfy the judgment by February 6, 2001, the landlord could take possession of the premises. During July 2001, the landlord took possession of the premises and we are attempting to sell our liquor license.

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

         In March 2001, we entered in to a Subscription Agreement and Registration Rights Agreement with Holtz pursuant to which in April 2001 we issued to Holtz 103,066 shares of our Common Stock. The net proceeds of the sale of the shares shall be applied towards the payment of the loan. To the extent that the net proceeds received by Holtz from these shares does not satisfy the amount due, he has the right to obtain additional shares from us. Through June 30, 2001, Holtz sold 103,066 shares for net proceeds of $57,373.34. During June 2001, we issued to him an additional 103,500 shares and during July 2001, we agreed to issue to him an additional 150,000 shares pursuant to the Subscription Agreement.

         We currently owe our contract brewer approximately $125,600 and until we reduce this obligation, we will not be able to utilize the services of the contract brewer. As a result, we are currently producing keg beer from our main brewery and First Union brew pub location and no bottling has been performed since January 2001.

         Red Bell has incurred losses of $1,671,045, $1,529,795, and $1,193,649 during the years ended December 31, 1999 and 2000 and for the six months ended June 30, 2001, respectively, and cumulative losses since inception through June 30, 2001 amount to $9,044,619. Further, the Company has a stockholders' deficit of $3,248,424 at June 30, 2001.

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

PART II- OTHER INFORMATION

Item 2. Changes In Securities.

         In June 2001, we issued 400,000 shares to Foothill pursuant to our agreement with Foothill. The shares were issued pursuant to the exemption from registration set forth in Section 4(2) of the 1933 Act. We have at our cost and expense registered these shares for resale under the 1933 Act.

         During May 2001, James R. Bell, our President, exercised 75,000 options at $.10 per share. The exercise price was paid through the reduction of the loan from Mr. Bell to us. The shares were issued pursuant to the exemption from registration set forth in Section 4(2) of the 1933 Act. We have at our cost and expense registered these shares for resale under the 1933 Act.

         During May 2001, Robert T. Huttick, our Vice President, exercised 65,000 options at $.10 per share and in June 2001, exercised 125,652 options at $.10 per share. The exercise price was paid through the reduction of the loan from Mr. Huttick to us. The shares were issued pursuant to the exemption from registration set forth in Section 4(2) of the 1933 Act. We have at our cost and expense registered these shares for resale under the 1933 Act.

         During June 2001, James Cancro, our Director, exercised 9,992 options at $.10 per share. The shares were issued pursuant to the exemption from registration set forth in Section 4(2) of the 1933 Act. We have at our cost and expense registered these shares for resale under the 1933 Act.

         During April and June 2001, we issued an aggregate of 206,132 shares to Gerald N. Holtz pursuant to the Subscription Agreement between us and Mr. Holtz. The shares were issued pursuant to the exemption from registration set forth in
Section 4(2) of the 1933 Act. We have at our cost and expense registered these shares for resale under the 1933 Act.

         In addition to those described above, during June 2001, an aggregate of 59,999 options were exercised at $.30 per share and an aggregate of 14,992 options were exercised at $.10 per share. The exercise price of $.30 per share for 56,666 of these options was paid through the reduction of a loan from the option holder to us. The shares were issued pursuant to the exemption from registration set forth in Section 4(2) of the 1933 Act. We have at our cost and expense registered these shares for resale under the 1933 Act.

         During June 2001, we permanently reduced the exercise price of 100,000 options held by Robert T. Huttick, our Vice President, from $2.75 to $.10 per share. These options can be execicsed at any time prior to July 1, 2007.

         During June 2001, we permanently reduced the exercise price of 66,000 options held by Michael T. Farrell, our general counsel, to $.10 per share. Of these options, 30,000 had been exercisable at $1.50 per share, 10,000 at $.30 per share and 26,000 at $1.25 per share. These options can be exercised at any time prior to March 21, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     RED BELL BREWING COMPANY


Date: August 20, 2001                By:  /s/      James R. Bell
                                          --------------------------------------
                                          James R. Bell, Chief Executive Officer