Form 10QSB
period 2001-11-30
RED BELL BREWING CO
filed 2001-12-20
CIK 1129615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period ended September 30, 2001.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______________ to ______________.

Commission file number: 0-32105

                            RED BELL BREWING COMPANY
             (Exact Name of Registrant as Specified in its Charter)

        Pennsylvania                                              23-2729103
(State or other jurisdiction                                   (I.R.S.Employer
      of organization)                                       Identification No.)

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

As of September 30, 2001, the number of shares outstanding of each class of common equity was 4,687,034 shares of Common Stock, no par value.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                 as of September 30, 2001 and December 31, 2000

                                   (Unaudited)

                                     Assets

                                                                            September 30, 2001        December 31, 2000
                                                                            ------------------        -----------------
Current Assets:
  Cash                                                                         $     2,253                   16,110
  Cash-restricted                                                                        -                   65,786
  Trade receivables                                                                  9,122                   10,489
  Inventories                                                                       19,197                   54,025
  Advance to customer, current portion-net                                          59,007                   56,281
  Prepaid expenses                                                                  66,965                   65,906
                                                                               -----------               ----------
         Total current assets                                                      156,544                  268,597
                                                                               -----------               ----------

Property, Plant and Equipment-net                                                1,041,105                3,133,297
Construction in progress                                                           106,000                        -
Assets held for sale                                                                  -                     200,000
Advance to customer, long-term-net                                                 136,167                  166,369
Other assets                                                                       434,334                  444,016
                                                                               -----------               ----------
         Total Assets                                                          $ 1,874,150                4,212,279
                                                                               ===========               ==========

                Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Notes payable                                                                $ 1,484,266                1,164,000
  Current portion of long-term debt                                              2,750,545                2,719,545
  Accounts payable                                                                 620,125                  794,644
  Accrued liabilities                                                            1,647,207                1,462,399
  Related party payable                                                            215,880                  253,739
                                                                               -----------               ----------

         Total current liabilities                                               6,718,023                6,394,327
                                                                               -----------               ----------

Subordinated convertible notes                                                     573,436                  569,827
Other liabilities                                                                   10,000                   12,500

Redeemable Preferred stock $1.72 stated
value, $2.15 redemption amount
Authorized shares 1,000,000
Issued and outstanding shares 112,670                                              218,936                  209,882

Stockholders' Equity (Deficit):
  Common stock, no par value:
  Authorized shares, 25,000,000
  Issued and outstanding shares 4,690,146
     and 3,422,243, respectively                                                 5,811,704                4,876,714

  Accumulated deficit                                                          (11,457,949)              (7,850,971)
                                                                               -----------               ----------
         Total Stockholders'
           Equity (Deficit)                                                     (5,646,245)              (2,974,257)
                                                                               -----------               ----------
           Total Liabilities and
             Stockholders' Equity (Deficit)                                    $ 1,874,150                4,212,279
                                                                               ===========               ==========

                See Accompanying Notes to Financial Statements.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income

                  For the three months ended September 30, 2001
              and the nine months ended September 30, 2001 and 2000

                                   (Unaudited)

                                                     For the three                           For the nine
                                                      months ended                           months ended
                                                   September 30, 2001                        September 30,
                                                   ------------------              ---------------------------------
                                                                                      2001                   2000
                                                                                      ----                   ----
Sales                                                  $    26,178                    225,734               374,385
Cost of sales                                               61,946                    236,486               352,029
                                                       -----------                 ----------            ----------

Gross profit                                               (35,768)                   (10,752)               22,356
                                                       -----------                 ----------            ----------

Selling, general and
  administrative expense                                   141,824                  1,073,401               604,210
Impairment loss                                          1,957,958                  1,957,958               400,000
                                                       -----------                 ----------            ----------

Operating loss                                          (2,135,550)                (3,042,111)             (981,854)
                                                       -----------                 ----------            ----------

Interest income                                                  -                     10,025                19,650
Interest expense                                          (135,432)                  (472,041)             (396,096)
Loss on sale of assets                                    (144,000)                  (144,000)                    -
Other income                                                14,181                     53,677                43,174
                                                       -----------                 ----------            ----------

            Net loss                                   $(2,400,801)                (3,594,450)           (1,315,126)
                                                       ===========                 ==========            ==========

Net loss per common shares
  Basic and diluted                                    $     (0.52)                     (0.90)                (0.39)
                                                       ===========                 ==========            ==========

Weighted average common shares
  Basic and diluted                                      4,628,585                  4,025,884             3,399,799
                                                       ===========                 ==========            ==========

                See Accompanying Notes to Financial Statements.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

  Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)

             For the three and nine months ended September 30, 2001

                                   (Unaudited)

                                                                              Stockholders'
                                                  Common Stock                Accumulated        Equity
                                             Shares            Amount           Deficit         (deficit)
                                            ----------------------------     ------------------------------
Balance, June 30, 2001                      4,505,798        $5,796,195       (9,044,620)       (3,248,425)

Accretion of preferred
  stock value                                       -            (2,926)               -            (2,926)

Issuance of common stock-net
  of issuance costs                           184,348            18,435                -            18,435

Dividends paid                                      -                 -          (12,528)          (12,528)

Net loss                                            -                 -       (2,400,801)       (2,400,801)
                                            ---------        ----------      -----------        ----------

Balance, September 30, 2001                 4,690,146        $5,811,704      (11,457,949)       (5,646,245)
                                            =========        ==========      ===========        ==========




Balance, December 31, 2000                  3,422,243        $4,876,714       (7,850,971)       (2,974,257)

Accretion of preferred
  stock value                                       -            (9,054)               -            (9,054)

Issuance of common stock-net
  of issuance costs                         1,267,903           944,044                -           944,044

Dividends paid                                      -                 -          (12,528)          (12,528)

Net loss                                            -                 -       (3,594,450)       (3,594,450)
                                            ---------        ----------      -----------        ----------

Balance, September 30, 2001                 4,690,146        $5,811,704      (11,457,949)       (5,646,245)
                                            =========        ==========      ===========        ==========



                See Accompanying Notes to Financial Statements.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

              For the nine months ended September 30, 2001 and 2000

                                   (Unaudited)

                                                                              September 30, 2001       September 30, 2000
                                                                              ------------------       ------------------
Cash used by operating activities:                                                 $ (377,679)              (75,536)
                                                                                   ==========               =======

Cash provided (used) by investing activities:
 Construction in progress                                                            (106,000)                    -
 Capital expenditures                                                                       -                (7,569)
 Proceeds from sale of assets                                                          56,000                     -
 Repayment of advance to customers                                                     37,500                37,500
 Amortization of discount on advance to customers                                     (10,024)              (17,850)
                                                                                   ----------               -------

  Net cash (used) provided by investing activities                                    (22,524)               12,081
                                                                                   ==========               =======

Cash provided by financing activities:
 Proceeds from debt obligations                                                       338,000                     -
 Proceeds from related parties                                                         21,877                     -
 Payments to related parties                                                           (6,698)                    -
 Payments of capital lease                                                                  -                (2,540)
 Payment of principle on long-term debt                                               (75,000)                    -
 Preferred dividends paid to stockholders                                             (12,528)              (17,901)
 Decrease in restricted cash                                                          117,545                     -
 Proceeds from preferred stock                                                              -                 5,160
 Proceeds from issuance of common stock                                                 3,150                 3,600
                                                                                   ----------               -------

  Net cash provided (used) by financing activities                                    386,346               (11,681)
                                                                                   ==========               =======

Decrease in cash                                                                      (13,857)              (75,136)


Cash, beginning of period                                                              16,110                86,049
                                                                                   ----------               -------

Cash, end of period                                                                $    2,253                10,913
                                                                                   ==========               =======

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

              Condensed Consolidated Notes to Financial Statements

             For the three and nine months ended September 30, 2001

                                   (Unaudited)

1.   Business

     Red Bell Brewing Company and Subsidiaries consist of the parent, Red Bell Brewing Company and its wholly owned subsidiaries, Red Bell Brewing and Pub Company, Red Bell Brewing and Pub Company - State College (Red Bell - State College), and Red Bell Manayunk.

     Red Bell Brewing Company, a Pennsylvania corporation ("the Company") was incorporated in July, 1993, The Company engages in the manufacture, bottling, distribution and sale of beer, primarily in the Mid-Atlantic region. The Company generates its revenues by the sale of its beer to wholesalers, retailers, beer distributors and through royalty and management agreements with brew pubs.

     Red Bell Brewing and Pub Company operates a brewing and brew pub in the First Union Center under an arrangement with Aramark Leisure Services (see note 3). Red Bell - State College was incorporated on January 20, 1999 in Pennsylvania in order to develop and operate a restaurant and brewing in State College, Pennsylvania. Red Bell Manayunk was incorporated in August of 2001 in order to construct and operate a brew pub in Manayunk, Pennsylvania.

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

     The Company had been in the development stage since its inception in 1993 to 1996 and has incurred substantial cumulative losses from its inception through September 30, 2001 amounting to $11,457,949 The Company's ability to meet its future obligations is dependent upon the success of its products in the marketplace and its ability to raise capital until the Company's products can generate sufficient operating revenues. These factors raise doubt about the Company's ability to continue as a going concern. Management believes that actions presently taken and currently being contemplated will provide for the Company to continue as a going concern. Such actions include the generation of revenues from operations, raising capital through debt issuance and additional sales of Company common stock.

     The condensed consolidated balance sheet as of September 30, 2001, and the condensed consolidated statement of operations and changes in stockholders deficit and cash flows for the three and nine months ended September 30, 2001, have been prepared by Red Bell Brewing Company and subsidiaries (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 2001, and the results of operations, changes in stockholders' deficit and cash flows for three and six months presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

2.   Summary of Significant Accounting Policies

     Basis of Financial Statement Presentation (continued)

     The condensed consolidated balance sheet as of December 31, 2000, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, included accounting policies and additional information pertinent to an understanding of both the December 31,2000, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the three and nine months ended September 30, 2001, and as discussed in the following notes.

     Cash

     Restricted cash represents collections of an advance to a customer that is restricted to repayment of a bank loan.

     Concentration of Credit Risk

     The Company's unsecured advance to a customer (at September 30, 2001) represents a significant concentration of credit risk.

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

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

2.   Summary of Significant Accounting Policies

     Basis of Financial Statement Presentation (continued)

     Net Loss Per Common Share

     Basic earnings per share is based on the net loss adjusted for the preferred stock dividends divided by the weighted average number of outstanding common shares for the period. Diluted earnings per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants, or subordinated convertible notes were exercised or converted into common stock. Diluted earnings per share equals basic earnings per share because the effects of such items were anti-dilutive. The impact on adjusted net loss for the three and six months ended September 30, 2001 associated with the accretion of value for purposes of computing net loss per common share was an increased loss of $2,926 and $9,054 in total, and $-0- a share, respectively.

     Long-Lived Assets

     The Company evaluates the carrying value of long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." Historical performance and anticipated future results are considered in assessing potential impairment. When indicators of impairment are present, the recoverability of the carrying value of the assets in question is assessed based on the future undiscounted cash flows expected to result from their use. If the carrying value cannot be recovered, impairment losses would be recognized to the extent the carrying value exceeds fair value. An impairment loss of $1,957,958 was recognized during the three months ended September 30, 2001 for the building owned by the Company, based upon an agreement to sell the premises.

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

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

2.   Summary of Significant Accounting Policies (continued)

     Advertising Costs

     The Company expenses advertising costs as they are incurred.

3.   Subordinated Convertible Notes

     Subordinate convertible notes are as follows at September 30, 2001:

     5% convertible subordinated note due
     August 2006, net of discount of $2,587.         $458,436

     5% convertible subordinated note due
     September 2006.                                  115,000
                                                     --------
                                                     $573,436
                                                     ========

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

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

4.   Notes Payable

     In October of 2000, CDB Finance loaned the Company $194,000. The loan is repayable in five monthly installments of $4,000 with the final payment of $197,776, which includes interest due on April 23, 2001. The interest rate is 2% per month and the loan has been personally guaranteed by two officers of the Company, and is secured by 622,777 shares of Company stock owned by the two officers. Additionally, as part of the loan the Company issued 22,000 shares to CDB Finance. The value of these shares of $99,000 based upon the fair market value of the stock has been recorded as additional interest expense over the loan period. The effective interest rate on this loan approximates 61%. In March of 2001, the Company granted CDB Finance the right to convert this note and unpaid interest into 46,534 shares of common stock at the rate of $4.25 per share. This conversion right expired at the original maturity date of April 23, 2001. The loan was refinanced in August of 2001 resulting in a principal balance at September 30, 2001 of $239,600 repayable in two monthly payments of $2,500, three monthly payments of $5,000, and the final payment including interest at 21% due February 23, 2002.

     In February of 2001, CDB Finance loaned the Company $57,000. The loan is repayable in five monthly installments of $1,150 with the final payment of $58,192, which includes interest due on August 5, 2001. The interest rate is 2% per month, and the loan has been personally guaranteed by two officers of the Company. Additionally, the Company issued 7,000 shares of common stock to CDB Finance. The value of these shares of $31,500 will be recorded as additional interest expense over the loan period. The effective interest rate on this loan would approximate 67%. This loan was also convertible into 19,000 shares of common stock at $3.00 per share, at any time on or before August 5, 2001. The conversion right has expired as of September 30, 2001. This loan was refinanced in August of 2001 resulting in a principal balance at September 30, 2000 of $63,100 repayable in five monthly payments of $1,250 and the final payment including interest at 21% due February 5, 2002.

     In April 2001, the Company obtained a loan from CBD in the principal amount of $218,500. The loan is payable in four monthly installments of $6,500 with a final payment of $241,238.40 due on October 1, 2001. The loan bears interest at a rate of 2% per month and has been personally guaranteed by James Bell. In addition, as part of the loan the Company has also issued 35,000 shares of common stock which will be charged as a consulting fee in the period issued in relation to the above issued equity investment. The balance of the loan at September 30, 2001 is $210,343.

     Additional notes payable which are payable on demand consist of the following. A note for $555,000 to Waring Investment is senior to the Company's subordinated notes and bears interest at 1% above the bank's prime rate (8.5% at September 30, 2001). A not for $155,000 payable to Villars Partnership is senior to the Company's subordinated notes and bears interest of 10%. The weighted average interest rate on these notes payable outstanding as of September 30, 2001 was approximately 9%. The Company is in violation of covenants related to these notes, and the Villars note has been called.

     A shareholder note of $260,000 was loaned directly to the subsidiary Red Bell - State College to fund the purchase of a liquor license for the proposed brew pub. The loan bears interest at 10% per annum, plus $100,000 on demand. The $100,000 has been included in accrued liabilities at September 30, 2001. The effective interest rate on this note approximates 48%. An additional shareholder loaned the Company $20,000 bearing interest at 12%, payable on demand.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

5.   Long-term debt

     Long-term debt consists of the following at September 30, 2001:

     Mortgage payable in monthly installments of $2,853,
     including principal and interest 3.75% per annum
     through February, 2013. Secured by a first lien on the
     brewery premises and a personal guarantee by an officer
     of the Company.                                                   $ 379,201

     Mortgage payable in monthly installments of $6,607,
     including principal and interest at 3% per annum
     through February, 2005. Secured by a junior lien on the
     brewery premises, a personal guarantee by an officer of
     the Company, and a $254,000 lien on the personal
     residence of the officer.                                           456,770

     Installment note in monthly installments of $14,286
     plus interest at 2% above the reference rate, as
     defined (18.7% at December 31, 2000) through August
     2001. Secured by bottling equipment.                                413,323

     9% installment note payable in monthly installments of
     $491 including principal and interest through December,
     2000. Secured by transportation equipment.                           13,158

     9.30% installment note payable in monthly installments
     of $5,538.55 including principal and interest through
     April 1999 secured by equipment.                                     14,069

     Installment note payable in monthly installments of
     $7,594 plus interest at 1% above prime rate (8.5% at
     December 31, 2000), through December, 2003. This note
     is senior to the Company's subordinated notes.                      448,024

     5.4% SBA Note payable in monthly installments of
     $6,005, including principal and interest through
     January, 2009.                                                      522,000

     6.85% SBA Note payable in monthly installments of
     $3,070 including principal and interest through
     January, 2019.                                                      398,000

     Loan payable in monthly installments for thirty-six
     months bearing interest at 24%                                      106,000
                                                                      ----------
                                                                      $2,750,545
                                                                      ==========

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

5.   Long-term debt (continued)

     The Company is in default on all of the above long-term debt, therefore, it has been classified as current liabilities in its entirety.

     Future annual maturities under these obligations pursuant to the loan agreements are:

                Year ending December 31, 2001                   $  892,807
                                         2002                      359,339
                                         2003                      282,506
                                         2004                      277,348
                                         2005                      184,733
                                         2006 and thereafter       753,812
                                                                ----------
                                                                $2,750,545
                                                                ==========
6.   Redeemable Preferred Stock


     From March 1999 through December 2000, the subsidiary Red Bell - Penn State sold 112,670 shares of Class A Preferred Stock to 23 investors at $1.72 per share for a total of $193,792. The shares were offered and sold pursuant to the exemption from registration set forth in Section 4(2) of the Act. The shares earn a cumulative dividend of 10.5% per annum, are entitled to one vote per share, and must be redeemed four years after issuance at $2.15 per share. Based upon this redemption price, using the interest method, there was an accretion of value in the preferred stock of $2,926 and $9,054 for the three and nine months ended September 30, 2001. A total of $235,791 and $6,450 would be required to redeem these stocks for the years ending December 31, 2003 and 2004, respectively. The Company may, solely at their option, redeem the stock earlier at the full redemption price under certain circumstances within the control of the Company.

7.   Stockholders' Equity (Deficit)

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

     Warrants

     In addition to warrants issuable upon conversion of the subordinated convertible notes, the Company issued 91,167 Common Stock purchase warrants. Each warrant entitles its holder to purchase one common share on or prior to August 11, 2003, at a purchase of $.30 per share. Warrant holders do not have the rights and privileges of stockholders. Warrants are not transferable separately from the common stock to which they relate. In June of 2001 3,333 warrants were exercised, resulting in 87,834 warrants outstanding as of September 30, 2001.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

7.   Stockholders' Equity (Deficit) (continued)

     The following summarizes the capital shares reserved for future issuance by the Company at September 30, 2001:

       Employee Stock Options                                          1,359,084
       Independent Contractor Stock Options                              310,000
       Warrants issued with initial
         stock sales                                                      87,834
       Shares reserved for conversion
         of subordinated convertible debentures                          276,000
       Shares reserved for non-detachable
         warrants related to convertible debentures                      276,000
       Warrants issued to independent contractors                        105,000
                                                                       ---------
                                                                       2,413,918
                                                                       =========

8.   Stock-Based Compensation

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

     In March of 2001, the Company issued options to five employees to purchase a total of 724,984 shares at $.10 per share. The options are exercisable at any time within three years from vesting. A total of 474,984 options vest immediately and the remaining 250,000 options vest if and when the Company becomes in default under the loans to CDB Finance. In May, June and September of 2001, 140,000, 207,302 and 184,348 of these options were exercised, respectively, resulting in the issuance of 531,650 shares of common stock.

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

     A summary of the status of the Company's employees stock options are as follows as of September 30, 2001:


                                                           Weighted-average
                                                       Shares     Exercise Price
     Options outstanding
      at beginning of period                         1,099,750          $.28
     Options granted in March of 2001                  724,984          $.10
                                                     ---------
     Options outstanding in March of 2001            1,824,734          $.21
     Options granted in June 2001                       66,000          $.10
     Option exercised in May and June 2001            (347,302)         $.13
                                                     ---------
     Options outstanding June 30, 2001               1,543,432          $.22
                                                     ---------
     Options exercised in August 2001                 (184,348)         $.10
                                                     ---------
     Options outstanding September 30, 2001          1,359,084          $.24
                                                     =========
     Options exercisable at September 30, 2001       1,109,084          $.27
                                                     =========

     As of September 30, 2001, the weighted average remaining contractual life of the options is approximately 5 years. The options outstanding consists of 943,084 at an exercise price of $.30, and 416,000 at an exercise price of $.10.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

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

     The Company leases certain office equipment under an operating lease with monthly payments of $154 through September 2003. The Company subsidiary, Red Bell-State College leases space for a future brew pub. The lease is for a five-year term beginning June 1, 1999, with renewal options for four additional five-year periods. In addition to the base lease payments, the Company has to pay a proportionate share of common area maintenance charges. The Company vacated the premises in January of 2001 and terminated the lease. No rent expense has been recorded in 2001.

11.  Subsequent Events

     In July of 2001 the Company agreed to issue a total of 131,000 shares to three vendors for consulting services to be rendered. The Company also agreed to issue 300,000 shares to a lender in connection with a loan made in April of 2001 and agreed to issue an additional 200,000 shares if necessary to satisfy the balance due the lender. The Company also agreed to issue 2,000 shares to an additional lender in July of 2001. The Company agreed to issue 48,740 shares to an employee of the Company in July 2001 as reimbursement for shares the employee used to satisfy debts of the Company. As of September 30, 2001 none of the shares were issued.

     In July of 2001 the Company agreed to issue options to purchase 400,000 shares of common stock at a price of $.10 per share to an employee. Of these options, 200,000 vest immediately and mature in April of 2006 and 200,000 vest only in the event of a loan default by the Company and mature five years from date of vesting.

     The Company also agreed to issue options to purchase 20,000 shares to a vendor at $2.50 per share and 30,000 shares to an attorney at $.10 per share in July of 2001 in exchange for services to be rendered. As of September 30, 2001 none of the options were issued.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

11.  Subsequent Events (continued)

     In September of 2001 the Company agreed to issue two employees a total of 425,000 options at $.10, which will be exercisable upon issuance. the Company further agreed to issue to these employees a total of 2,470,310 options subject to continued employment at $.10 with the following vesting dates:


                  Number of Options           Vesting dates
                  -----------------          ---------------
                     1,275,000               January 1, 2002
                       637,500               January 1, 2003
                       318,750               January 1, 2004
                       159,374               January 1, 2005
                        79,686               January 1, 2006

     Additionally, the Company agreed to issue 2,250,000 options to these employees and one ex-employee regardless of continued employment at the following vesting dates and exercise prices:


     Number of Options        Vesting dates          Exercise Price
     -----------------      ------------------       --------------
          450,000           September 18, 2001             .10
          450,000           September 18, 2002             .10
          450,000           September 18, 2003             .15
          450,000           September 18, 2004             .15
          450,000           September 18, 2005             .20

     None of these options were issued at September 30, 2001.

     In September of 2001 the Company agreed to issue to produce 708,833 shares at $.10 to an ex-employee.

     In September of 2001 the Company agreed to issue options at $.10 to a vender to purchase up to 65,000 shares of stock on each and every January 1 beginning January 1, 2002 for a period of five years for consulting services.

     In October of 2001 the notes payable to CDB Finance, which was maturing on that date, was refinanced and increased by $26,823. The refinanced loan bears interest at 21% and is repayable in three monthly payments of $7,500 with the final payment of principal and interest due February 1, 2002.

     In December 2001 the Company entered into an agreement to sell their main brewery premises for $890,000. The closing, subject to successfully conveying title, is expected to occur on or before February 4, 2002. The property, plant and equipment was adjusted in September of 2001 to reflect an impairment loss of $1,957,958, which represents the difference between the expected proceeds and the carrying value of the brewery premises.

                    RED BELL BREWING COMPANY AND SUBSIDIARIES

11.  Subsequent Events (continued)

     In August of 2001 the Company entered into a lease for a brew pub location in Manayunk, Pennsylvania. The lease is effective October of 2001 and continues through September of 2006 beginning with monthly payments of $5,000 per month with escalations up to $5,412 per month in October of 2005.

     In December of 2001 the Company entered into an agreement with CDB Finance and its affiliates to license the Company name and marks for use at the Manayunk Brew Pub location. The agreement, among other things, will result in the issuance of 500,000 shares of stock, in addition to all of the stock of their subsidiary, Red Bell Manayunk. Additionally, the Company has agreed to issue 1,500,000 shares to CDB Finance in connection with amounts loaned to the Company.

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

OVERVIEW

     In 1996, Red Bell entered into an agreement with ARA to build and operate a Red Bell brew pub located in the First Union Center. The brew pub opened in 1996. Our agreement with ARA is for a ten year term with two five year renewal terms. At any time following five years after the commencement of operations of the brew pub, ARA may terminate the agreement upon 60-days notice. In 1996, Red Bell licensed its name to Ogden pursuant to which Ogden operated three brew pubs in Veteran's Stadium through January 2001. These licenses were renewed for another year or until January 2002. In 1999, we licensed our name to RBC Capital. Pursuant to an agreement, commencing April 1999, RBC and Ogden operated another brew pub in Veteran's Stadium through January 2001. The general partner of RBC is Robert Huttick, our director of operations. RBC received 40% of all gross sales at the brew pub less expenses and we sold our beer to Ogden at the same price as the other Veteran's Stadium brew pubs. Our license agreement with RBC expired upon the termination of RBC's agreement with Ogden in January 2001. In 1998, we licensed our name to the tenant who operated a Red Bell brew pub at the Philadelphia International Airport. In May 1999, our license agreement for the Philadelphia International Airport brew pub was terminated by the tenant. In 1998, we licensed our name to the operator of a proposed brew pub to be located at the Reading Terminal Headhouse located in Philadelphia, Pennsylvania. In September 1999, the operator filed for bankruptcy protection and our license agreement was terminated by the operator pursuant to bankruptcy court approval. In 1999, we formed Red Bell Brewery & Pub Co. - State College to develop and operate a proposed restaurant and brew pub in State College, Pennsylvania. In July 2001, our landlord took possession of the premises and we are in the process of attempting to sell our liquor license. In August 2001, our subsidiary, Red Bell Brewery & Pub Company- Manayunk, Inc. entered into a lease agreement for premises on which it intended to construct and operate a brew pub. In December 2001, and prior to completion of the improvements, we transferred all of our stock in this subsidiary to Manayunk Ventures, Inc. and entered into a management agreement with Manayunk Ventures. We anticipate that the brew pub will open for business during the first quarter of calendar year 2002.

     During the quarter ended September 30, 2001, substantially all of our revenues were attributable to the following:

     * sales of keg beer to our licensed brew pub located at the First Union Center.

     * sales of keg beer to our licensed brew pubs at Veteran's Stadium.

     * sales of keg beer to wholesalers and retail locations.

     * commissions and fees earned at our Veteran's Stadium and First Union Center locations.

     * rental income received from tenants in our main brewery building.


RESULTS OF OPERATIONS

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001

     We incurred a net loss of $2,400,801 during the quarter and a net loss of $3,594,450 for the nine months ended September 30, 2001. Net sales were $26,178 during the quarter and $225,734 for the nine month period and cost of sales was $61,946 for the quarter and $236,486 for the nine month period. General and administrative expenses was $141,824 for the quarter. General and administrative expenses was $1,073,401 for the nine months which includes the non-cash compensation expense of $356,000 relating to issuance to employees of options to purchase Common Stock as well as a non-cash compensation expense of $238,500 relating to issuance of Common Stock to vendors during the first quarter. The impairment loss of $1,957,958 during the quarter is attributable to the write down of our main brewery premises due to our entering into an agreement of sale for these premises in December 2001.

     Interest expense was $135,432 for the quarter reflecting our debt obligations. Other income of $14,181 consisted of rental income received from tenants in our main brewery building.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash of $2,253 and $16,110 at September 30, 2001 and December 31, 2000, respectively. Red Bell had a working capital deficit of $6,422,556 at September 30, 2001, and $6,125,729 at December 31, 2000. Due to
our failure to make payments on our long-term debt, all of our long-term debt was reflected as a current liability on our balance sheet. Our accounts payable were $620,125 as of September 30, 2001 and $794,644 on December 31, 2000, and our accrued liabilities increased from $1,462,398 on December 31, 2000 to $1,647,207 on September 30, 2001.

     During the nine months ended September 30, 2001, net cash of $377,679 was used by operating activities, net cash of $22,524 was used by investing activities, and net cash of $386,346 was provided by financing activities, resulting in an decrease in cash of $13,875.

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

     In order to partially finance our operations and to pay certain current liabilities, we obtained a loan on October 23, 2000 from CDB Finance Corporation in the amount of $194,000.The loan is payable in five monthly installments of $4,000 with the final payment of $197,766 due on April 23, 2001. The loan bears interest at the rate of 2% per month and has been personally guaranteed by James
R. Bell and Robert T. Huttick. Additionally, as part of the loan, the Company issued 22,000 shares to CDB. The value of these shares of $99,000 based upon the fair market value of the stock will be recorded as additional interest expense over the loan period. The effective interest rate on this loan is 61%. We intend to repay the CDB loan from the proceeds from our refinancing efforts. If we fail to generate sufficient funds from our refinancing efforts, CDB could look to the guarantors, Mr. Bell or Mr. Huttick, to obtain repayment and could foreclose on the stock pledged to CDB by each of them. In April 2001, the loan was refinanced by CDB resulting in a new maturity date of August 23, 2001. The principal amount of the loan was increased to $222,700 (reflecting renewal charges and prepaid interest) and the loan is payable in 3 monthly payments of $5,000 with the final payment of principal and accrued interest of $225,935.38 due August 23, 2001. The loan is guaranteed by each of Messrs. Bell and Huttick, provided that Mr. Huttick's guarantee is limited to $90,000. In August 2001, the loan was refinanced by CDB resulting in a new maturity date of February 23, 2002. The principal amount of the loan was increased to $239,600 (reflecting renewal charges and prepaid interest) and the loan is payable in 2 monthly payments of $2,500, 3 monthly payments of $5,000, with the final payment of principal and accrued interest of $245,769.49 due February 23, 2002. The loan bears interest at the rate of 1.75% per month and has been personally guaranteed by James R. Bell and Robert T. Huttick.

     In February 2001, we obtained another loan from CDB in the amount of $57,000. The loan is payable in five monthly installments of $1,150 with the final payment of $58,192.30 due on August 5, 2001. CDB is in the process of refinancing this loan. The loan bears interest at the rate of 2% per month and has been personally guaranteed by James R. Bell and Robert T. Huttick. Messrs. Bell and Huttick have also pledged their stock referred to above as security for this additional loan. As part of the loan, the Company issued 7,000 shares to CDB. We intend to repay the CDB loan from the proceeds from our refinancing efforts. If we fail to generate sufficient funds from our refinancing efforts, CDB could look to the guarantors, Mr. Bell or Mr. Huttick, to obtain repayment and could foreclose on the stock pledged to CDB by each of them. The principal amount of the loan was increased to $63,100 (reflecting renewal charges and prepaid interest) and the loan is payable in 5 monthly payments of $1,250 with the final payment of principal and accrued interest of $63,650.03 due February 5, 2002. The loan bears interest at the rate of 1.75% per month and has been personally guaranteed by James R. Bell and Robert T. Huttick.

     In April 2001, we obtained another loan from CDB in the principal amount of $218,500. This loan is payable in four monthly installments of $6,500 with the final payment of principal and accrued interest of $241,238.40 due on October 1, 2001. The loan bears interest at the rate of 2% per month and has been personally guaranteed by James R. Bell. In connection with the loan, the Company agreed to issue 35,000 shares (increased in June 2001 to 100,000 shares) to CDB and has registered those shares for resale under the 1933 Act. In October 2001, the loan was refinanced by CDB resulting in a new maturity date of February 1, 2002. The principal amount of the loan was increased to $245,323 (reflecting renewal charges and prepaid interest) and the loan is payable in 3 monthly payments of $7,500 with the final payment of principal and accrued interest of $240,239.93 due February 1, 2002. The loan bears interest at the rate of 1.75% per month and has been personally guaranteed by James R. Bell.

     In July 2001, we granted to CDB a security interest in the bottling line currently held for sale by us. During November 2001, CDB agreed to release its security interest in the bottling line upon receipt of $75,000 (which has not yet been paid). We also entered into a Subscription Agreement and Registration Rights Agreement with CDB pursuant to which we have agreed to issue up to 400,000 shares of our common stock. The net proceeds of the sale of the shares shall be applied towards the payment of the amounts due to CDB.

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

     In December 2001, we entered into an agreement of sale with Westrum Land Development, LLC to sell our main brewery premises for the amount of $890,000. The agreement provides that closing is to occur on or before February 4, 2002. The closing is subject to several conditions, including our conveying the property free and clear of all liens and encumbrances. We have the right to extend closing for up to sixty additional days. As a condition of the sale, the buyer is will grant to us a two year lease for 18,500 square feet in which we intend to continue to brew our beer. We anticipate that the proceeds of the sale will enable us to substantially reduce the amount of our outstanding secured debt.

     In August 2001, our subsidiary Red Bell- Manayunk entered into a lease for the premises located at 4421 Main Street, Manayunk, Pennsylvania in order to construct and operate a brew pub. We have guaranteed the lease. On August 14, 2001, Manayunk Ventures, Inc., an affiliate of CDB ("MVI"), agreed to loan to Red Bell- Manayunk an amount of up to $150,000. As of the date hereof, the principal amount due is $106,000. The loan is to be repaid over a 36 month period and bears interest at the rate of 2% per month. Repayment of the loan was guaranteed by us.

     In December 2001, we entered into an agreement with CDB pursuant to which we agreed to issue to CDB 1,500,000 of our shares. CDB agreed not to transfer or pledge these shares until two and one-half years from the date of the agreement; provided that we could repurchase the shares from CDB at any time prior thereto for $.20 per share. If the share price is less than $.20 at the end of such period, we can pay the difference between $.20 and the per share price.

     In December 2001, we also entered into a Stock Transfer Agreement with MVI pursuant to which we agreed to transfer to MVI all of the stock of Red Bell-Manayunk and also agreed to issue to MVI within 90 days a total of 500,000 shares of our stock. MVI agreed to cause Red Bell- Manayunk to guarantee all of our obligations to CDB under the three outstanding promissory notes and security agreements and to concurrently enter into the Management Agreement with us.

     The Management Agreement entered into between us, MVI and Red Bell-Manayunk, appoints us as the manager of the proposed brew pub and is for a term of 10 years. We have licensed our name and marks to MVI for use at the brew pub. Subject to the terms of the agreement, MVI and Red Bell- Manayunk have agreed to fund an amount of no more than $214,000 to complete and open the brew pub for business. Subject to the prior payment of all debts of the brew pub, and subject to certain other payments, the amount of $9,250 per month is payable to MVI to be applied towards Red Bell-Manayunk's obligation to MVI under the August 14, 2001 Note (which we have guaranteed), and after the payment of the note, this monthly payment will be applied towards our obligations to CDB. Subject to payment of all of the latter prior monthly payments, the amount of $3,750 per month shall then be payable to CDB and applied towards the reduction of our obligations to CDB. Subject to payment of all of the latter prior payments, we shall then receive a monthly management fee of 5% of gross sales. We have the right to purchase the brew pub at any time for 36 months after the date of the agreement for an amount equal to the obligations due by us to CDB under the promissory notes and the obligation due to MVI by Red Bell-Manayunk under the August 14, 2001 promissory note, and thereafter we have a right of first refusal for 12 months.

     The Management Agreement and Stock Transfer Agreement are attached to this Form 10-QSB as exhibits.

     Red Bell has incurred losses of $1,671,045, $1,529,795, and $3,594,450 during the years ended December 31, 1999 and 2000 and for the nine months ended September 30, 2001, respectively, and cumulative losses since inception through September 30, 2001 amount to $11,457,949. Further, the Company has a stockholders' deficit of $5,646,245 at September 30, 2001.

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

PART II- OTHER INFORMATION

Item 2. Changes In Securities.

     During August 2001, James R. Bell, our President, exercised 184,348 options at $.10 per share. The exercise price was paid through the reduction of the loan from Mr. Bell to us. The shares were issued pursuant to the exemption from registration set forth in Section 4(2) of the 1933 Act. We have at our cost and expense registered these shares for resale under the 1933 Act.

     In July 2001, we agreed to issue to James R. Bell options to purchase up to 200,000 shares at $.10 per share at any time prior to April 27, 2006. These options were issued as compensation for guaranteeing the April 27, 2001 loan to us from CDB. The options will be issued pursuant to the exemption from registration set forth in Section 4(2) of the 1933 Act.

     In July 2001, we agreed to issue to James R. Bell options to purchase up to 200,000 shares at $.10 per share if we would become in default under our April 27, 2001 loan from CDB. Each option is exercisable at any time within 5 years from vesting. We have agreed to use our best efforts at our cost and expense to register these shares for resale under the 1933 Act. The options will be issued pursuant to the exemption from registration set forth in Section 4(2) of the 1933 Act.

     In July 2001 we agreed to issue to VFinance Capital, L.C. 9,000 shares in exchange for services rendered. We have agreed to use our best efforts at our cost and expense to register these shares for resale under the 1933 Act. The shares will be issued pursuant to the exemption from registration set forth in
Section 4(2) of the 1933 Act.

     In July 2001, we agreed to issue to James R. Bell 48,740 shares to replace shares he had previously delivered to our creditors in payment of claims (40,500) as well as to take into account the income tax effect of exercising the options to obtain these shares (8,240). We have agreed to use our best efforts at our cost and expense to register these shares for resale under the 1933 Act. The shares will be issued pursuant to the exemption from registration set forth in Section 4(2) of the 1933 Act.

     In July 2001, we agreed to issue 100,000 shares to CDB in connection with the loan made to us on April 27, 2001. We have agreed to use our best efforts at our cost and expense to register these shares for resale under the 1933 Act. The shares will be issued pursuant to the exemption from registration set forth in
Section 4(2) of the 1933 Act.

     In July 2001, we agreed to issue 200,000 shares to CDB. These shares are to be sold and the net proceeds applied towards the balance due to CDB. We also agreed to issue to CDB up to 200,000 additional shares if necessary. We have agreed to use our best efforts at our cost and expense to register these shares for resale under the 1933 Act. The shares will be issued pursuant to the exemption from registration set forth in Section 4(2) of the 1933 Act.

     In July 2001, we agreed to issue 75,000 shares to Martin F. Spellman for consulting services to be rendered to us. We have agreed to use our best efforts at our cost and expense to register these shares for resale under the 1933 Act. The shares will be issued pursuant to the exemption from registration set forth in Section 4(2) of the 1933 Act.

     In July 2001, we agreed to issue to Douglas M. Lurio fully vested options to purchase up to 30,000 shares at $.10 per share exercisable at any time within 5 years. We have agreed to use our best efforts at our cost and expense to register these shares for resale under the 1933 Act. The options will be issued pursuant to the exemption from registration set forth in Section 4(2) of the 1933 Act.

     In July 2001, we agreed to issue to FAS Associates, LLC, fully vested options to purchase up to 20,000 shares at $2.50 per share exercisable at any time within 5 years. We have agreed to use our best efforts at our cost and expense to register these shares for resale under the 1933 Act. The options will be issued pursuant to the exemption from registration set forth in Section 4(2) of the 1933 Act.

     In July 2001, we agreed to issue 47,000 shares to Tim D. James in connection with consulting services performed or to be performed for us. We have agreed to use our best efforts at our cost and expense to register these shares for resale under the 1933 Act. The shares will be issued pursuant to the exemption from registration set forth in Section 4(2) of the 1933 Act.

     In September 2001, as part of the employment agreement entered into in September 2001 between us and James R. Bell, our President, we agreed to issue to Mr. Bell fully vested options to purchase up to 212,500 shares at $.10 per share. Subject to his continued employment with us on the applicable vesting date set forth below, we also agreed to issue to him the following options, exercisable at $.10 per share:

                  Number of Options           Vesting Date
                  -----------------          ---------------
                       637,500               January 1, 2002
                       318,750               January 1, 2003
                       159,375               January 1, 2004
                        79,687               January 1, 2005
                        39,843               January 1, 2006

In addition, the employment agreement provides that we shall immediately issue to Mr. Bell an option to purchase up to 750,000 shares which vest regardless of continued employment on the dates set forth below, as follows:

Number of Options          Vesting Date         Exercise Price
-----------------       ------------------      --------------
    150,000             September 18,2001            $.10
    150,000             September 18, 2002           $.10
    150,000             September 18, 2003           $.15
    150,000             September 18,2004            $.15
    150,000             September 18,2005            $.20

All of the foregoing options will be issued pursuant to the exemption from registration set forth in Section 4(2) of the 1933 Act.

     In September 2001, as part of the employment agreement entered into in September 2001 between us and Michael P. Farrell, our General Counsel, we agreed to issue to Mr. Farrell fully vested options to purchase up to 212,500 shares at $.10 per share. Subject to his continued employment with us on the applicable vesting date set froth below, we also agreed to issue to him the following options, exercisable at $.10 per share:

                  Number of Options           Vesting Date
                  -----------------          ---------------
                       637,500               January 1, 2002
                       318,750               January 1, 2003
                       159,375               January 1, 2004
                        79,687               January 1, 2005
                        39,843               January 1, 2006

In addition, the employment agreement provides that we shall immediately issue to Mr. Farrell an option to purchase up to 750,000 shares which vest regardless of continued employment on the dates set forth below, as follows:

Number of Options          Vesting Date         Exercise Price
-----------------       ------------------      --------------
    150,000             September 18,2001            $.10
    150,000             September 18, 2002           $.10
    150,000             September 18, 2003           $.15
    150,000             September 18,2004            $.15
    150,000             September 18,2005            $.20

All of the foregoing options will be issued pursuant to the exemption from registration set forth in Section 4(2) of the 1933 Act.

     In September 2001, we entered into an employment agreement with Robert T. Huttick, our Executive Vice President. Mr. Huttick resigned his employment with us effective October 28, 2001 and is currently serving as a part-time consultant to us. Under the agreement we have agreed to issue to Mr. Huttick fully vested options to purchase up to 136,938 shares at $.10 per share. In addition, the employment agreement requires us to immediately issue to Mr. Huttick an option to purchase up to 750,000 shares which vest regardless of continued employment on the dates set forth below, as follows:

Number of Options          Vesting Date         Exercise Price
-----------------       ------------------      --------------
    150,000             September 18,2001            $.10
    150,000             September 18, 2002           $.10
    150,000             September 18, 2003           $.15
    150,000             September 18,2004            $.15
    150,000             September 18,2005            $.20

All of the foregoing options will be issued pursuant to the exemption from registration set forth in Section 4(2) of the 1933 Act.

     In September 2001, we entered into a 5 year consulting agreement with James Cancro, our Director. Subject to certain termination provisions, the agreement requires us to issue to him fully vested options to purchase up to 65,000 shares of stock on each and every January 1 during the agreement, commencing January 1, 2002. All of the foregoing options were issued pursuant to the exemption from registration set forth in Section 4(2) of the 1933 Act.

Item 6. Exhibits.

         (a) The following Exhibits are included in this filing:

Exhibit No.       Description of Exhibit
-----------       ----------------------

10.1 Agreement of Sale dated December 4, 2001 between the Company and Westrum Land Development, LLC.

10.2 Stock Transfer Agreement dated December 3,2001 between Manayunk Ventures, Inc., the Company, and Red Bell Brewery & Pub Company- Manayunk, Inc.

10.3 Management Agreement dated December 3, 2001 between the Manayunk Ventures, Inc., the Company, and Red Bell Brewery & Pub Company- Manayunk, Inc.

10.4 Agreement Modification dated December 3, 2001 between the Company and CDB Finance Corporation

10.5 Employment Agreement dated September 18, 2001 between the Company and James R. Bell

10.6 Employment Agreement dated September 18, 2001 between the Company and Robert Huttick

10.7 Consulting Agreement dated September 25, 2001 between the Company and James Cancro

10.8 Employment Agreement dated September 18, 2001 between the Company and Michael Farrell

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 RED BELL BREWING COMPANY


Date: December 19, 2001          By: /s/ James R. Bell
                                     -------------------------------------------
                                     James R. Bell, Chief Executive Officer

                                 By: /s/ Robert Huttick
                                     -------------------------------------------
                                     Robert Huttick, Principal Financial Officer